Form 10KSB/A
period 2003-12-31
Trust Licensing, Inc., F/K/A New Mountaintop CORP
filed 2004-11-12
CIK 1302135

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                  FORM 10-KSB/A

[x] Annual report under Section 13 or 15(d) of the Securities Exchange Act of
1934

For the fiscal year ended December 31, 2003

Commission File number       000-18689
                      --------------------------------------

                             TRUST LICENSING, INC .
----------------------------------------------------------------------------
              (Exact Name of Small Business Issuer in Its Charter)

                  Delaware                                06-1238435
                  --------                                ----------
                (State or Other Jurisdiction             (IRS Employer
            of Incorporation or Organization)             Identification No.)

      950 South Pine Island Road, Suite A150-1094, Plantation, Florida 33324
----------------------------------------------------------------------------
       (Address of Principal Executive Offices)                   (Zip Code)

                                  (954) 727-8218
                (Issuer's Telephone Number, Including Area Code)

                          NEW MOUNTAINTOP CORPORATION
          (Former Name or Former Address, if Changed Since Last Report)

Securities registered under Section 12(b) of the Exchange Act:
                                      None

Securities Registered Pursuant to Section 12(g) of the Exchange Act

                                  Common Stock

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ ] Yes [X] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB/A. [X]

State issuer's revenues for its most recent fiscal year. $0

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.). There is no public market for our common stock.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 294,066,663 shares of common stock and were outstanding as of November 11, 2004.

                       DOCUMENTS INCORPORATED BY REFERENCE
Not applicable

PART III

Item 1.   Index to Exhibits


Independent Auditors' Report--------------------------------------------------------------------Page-1

Balance Sheets as of December 31, 2003 and 2002--------------------------------------------     Page 2

Statements of Operations and Deficits Accumulated During the
  Developmental Stage for the Years Ended December 31, 2003 and 2002-------------               Page 3

Statements of Cash Flows for the Years Ended December 31, 2003 and 2002--------                 Page 4

Statements of Changes in Stockholders' Equity (Capital Deficiency)
  for the Years Ended December 31, 2003 and 2002-------------------------------------------     Page 5

Notes to Financial Statements-------------------------------------------------------------------Page 6 - 7




Independent Auditors' Report------------------------------------------------------------------Page-8

Balance Sheets as of December 31, 2002 and 2001------------------------------------------     Page 9

Statements of Operations and Deficits Accumulated During the
  Developmental Stage for the Years Ended December 31, 2002 and 2001------------              Page 10

Statements of Cash Flows for the Years Ended December 31, 2002 and 2001------                 Page 11

Statements of Changes in Stockholders' Equity (Capital Deficiency)
  for the Years Ended December 31, 2002 and 2001------------------------------------------    Page 12

Notes to Financial Statements-----------------------------------------------------------------Page-13 - 14


Exhibit 31.1 - Certification of Chief Executive Officer and Chief Financial Officer

Exhibit 32.1 - Certificate Pursuant to 18 U.S.C. Section 1350 as Adopted
Pursuant to Section 906 of the Sarbanes Oxley Act of 2002



                                             Dorra Shaw & Dugan
                                        Certified Public Accountants
                             270 South County Road * Palm Beach, FL 33480
                               Telephone (561) 822-9955 * Fax (561) 832-7580
                                            Website: dsd-cpa.com

INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
New Mountaintop Corporation
Orlando, Florida


We have audited the accompanying balance sheets of New Mountaintop Corporation
(a Delaware corporation and a development stage company) as of December 31, 2003 and 2002, and the related statements of operations and deficits accumulated during the development stage, cash flows and statements of changes in stockholders' equity (capital deficiency) for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statement. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of New Mountaintop Corporation as of December 31, 2003 and 2002 and the results of its operations and its, cash flows and changes in stockholders' equity (capital deficiency) for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has incurred net losses since its inception. The Company's financial position and operating results raise substantial doubt about its ability to continue as a going concern. Management's plan regarding these matters are also described in Note E. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




Certified Public Accountants
July 6, 2004

NEW MOUNTAINTOP CORPORATION
(A Development Stage Company)

BALANCE SHEETS





December 31,                                                                               2003            2002
----------------------------------------------------------------------------------------------------------------


ASSETS

Current Assets:
     Cash                                                                              $ 10,231             $ -
---------------------------------------------------------------------------------------------------------------

TOTAL CURRENT ASSETS                                                                     10,231               -
---------------------------------------------------------------------------------------------------------------

                                                                                       $ 10,231             $ -
---------------------------------------------------------------------------------------------------------------


LIABILITIES

Current Liabilities:
     Accrued expenses                                                                   $ 8,000        $ 12,136
     Loan payable - related party                                                        20,000               -
---------------------------------------------------------------------------------------------------------------

TOTAL CURRENT LIABILITIES                                                                28,000          12,136
---------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES                                                                        28,000          12,136
---------------------------------------------------------------------------------------------------------------


STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)

     Common stock - $.0001 par value - 500,000,000 shares authorized
           23,280,000 shares issued and outstanding                                       2,328           2,328
     Preferred stock - $.0001 par value - 10,000,000 shares authorized
           No shares issued and outstanding                                                                   -
     Additional paid-in capital                                                       5,966,167       5,966,167
     Deficits accumulated during the developmental stage                             (5,986,264)     (5,980,631)
----------------------------------------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)                                         (17,769)        (12,136)
----------------------------------------------------------------------------------------------------------------

                                                                                       $ 10,231             $ -
---------------------------------------------------------------------------------------------------------------

                 See Accompanying Notes to Financial Statements

NEW MOUNTAINTOP CORPORATION
(A Development Stage Company)

STATEMENTS OF OPERATIONS AND DEFICITS
 ACCUMULATED DURING THE DEVELOPMENTAL STAGE




For the year ended December 31,                                                  2003                       2002
-----------------------------------------------------------------------------------------------------------------

Revenues                                                                          $ -                        $ -
-----------------------------------------------------------------------------------------------------------------


Operating expenses:
    Professional fees                                                           $5,000                     $11,500
    Taxes and licenses                                                             633                         636
    Office                                                                       5,633                      12,136
-----------------------------------------------------------------------------------------------------------------

Loss before income taxes                                                        (5,633)                    (12,136)
Income  taxes                                                                       -                          -
-----------------------------------------------------------------------------------------------------------------

Net loss                                                                        (5,633)                    (12,136)

Deficits accumulated during
 the development stage - beginning of year                                  (5,980,631)                 (5,968,495)
-----------------------------------------------------------------------------------------------------------------

Deficits accumulated during
 the development stage - end of year                                       $(5,986,264)               $(5,980,631)
-----------------------------------------------------------------------------------------------------------------

Net loss per share                                                            -0.0002                    -0.0005
=================================================================================================================

                 See Accompanying Notes to Financial Statements
                                       3

NEW MOUNTAINTOP CORPORATION
(A Development Stage Company)

STATEMENTS OF CASH FLOWS


For the year ended December 31,                                                             2003            2002
-----------------------------------------------------------------------------------------------------------------

Operating Activities:
     Net loss                                                                           $ (5,633)      $ (12,136)
     Adjustments to reconcile net loss to net cash
         provided by operating activities:
            Decrease in:
                Accrued expenses                                                          (4,136)         12,136
-----------------------------------------------------------------------------------------------------------------

Net cash used by operating activities                                                     (9,769)              -
-----------------------------------------------------------------------------------------------------------------

Financing activities:
     Proceeds of borrowings                                                               20,000               -
-----------------------------------------------------------------------------------------------------------------

Net cash provided by financing activities                                                 20,000
-----------------------------------------------------------------------------------------------------------------

Net increase in cash                                                                      10,231               -
-----------------------------------------------------------------------------------------------------------------

Cash - beginning of year                                                                       -               -

Cash - end of year                                                                      $ 10,231             $ -
-----------------------------------------------------------------------------------------------------------------

                 See Accompanying Notes to Financial Statements
                                       4

NEW MOUNTAINTOP CORPORATION
(A Development Stage Company)

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)


                                                                            Additional
                                      Number of    Preferred    Common      Paid - In     Accumulated
                                        Shares       Stock       Stock       Capital        Deficit        Total
                                    ---------------------------------------------------------------------------------


Balance - January 1, 2002            23,280,000           $ -      $2,328     $5,966,167    $(5,968,495)         $ -

Net Loss                                                                                        (12,136)     (12,136)
---------------------------------------------------------------------------------------------------------------------
Balance - December 31, 2002          23,280,000             -       2,328      5,966,167     (5,980,631)     (12,136)

Net Loss                                                                                         (5,633)      (5,633)
---------------------------------------------------------------------------------------------------------------------

Balance - December 31, 2003          23,280,000           $ -      $2,328     $5,966,167    $(5,986,264)    $(17,769)
---------------------------------------------------------------------------------------------------------------------

                 See Accompanying Notes to Financial Statements
                                       5


NEW MOUNTAINTOP CORPORATION
NOTES TO FINANCIAL STATEMENTS


Note A - Summary of Significant Accounting Policies:

Organization

New Mountaintop Corporation (a development stage company) is a Delaware
Corporation incorporated on December 11, 1989.

The Company conducts business from its headquarters in Orlando, FL. The Company has not yet engaged in its expected operations. The future operations will be to merge with or acquire an existing company.

The Company is in the development stage and has not yet acquired the necessary operating assets; nor has it begun any part of its proposed business. The
Company will not receive any operating revenues until the commencement of operations, but will continue to incur expenses until then.

Accounting Method

The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a December 31 year-end.

Start - Up Costs

Start - up and organization costs are being expensed as incurred.

Loss Per Share

The computation of loss per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Note B - Stockholders' Equity:

The Company has authorized 500,000,000 shares of $.0001 par value common stock.
The company authorized and issued 23,280,000 shares of common stock to investors for $5,968,495 in cash. In addition, the Company authorized 10,000,000 shares of $.0001 par value preferred stock with the specific terms, conditions, limitations and preferences to be determined by the Board of Directors. None of the preferred stock is issued and outstanding as of December 31, 2003.



Note C - Borrowings:

The Company is authorized to borrow up to $100,000 from related parties in order to pay outstanding obligations. The notes bear interest at prevailing rates and are convertible into shares of common stock.

Note D - Income Taxes:

The Company has a net operating loss carry forward of $17,800 that may be offset against future taxable income. If not used, the carry forward will expire in 2023.

The amount recorded as deferred tax assets, cumulative, as of December 31, 2003 is $2,600, which represents the amounts of tax benefits of loss carry-forwards.
The Company has established a valuation allowance for this deferred tax asset of $2,600, as the Company has no history of profitable operations.

Note E - Going Concern:

As shown in the accompanying financial statements, the Company incurred a net loss of $17,800 through the year ended December 31, 2003. The ability of the Company to continue as a going concern is dependent upon commencing operations and obtaining additional capital and financing. The financial statement does not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company is currently seeking a merger partner or an acquisition candidate to allow it to begin its planned operations.



                               Dorra Shaw & Dugan
                          Certified Public Accountants
                 270 South County Road * Palm Beach, FL 33480 1
                  Telephone (561) 822-9955 * Fax (561) 832-7580
                              Website: dsd-cpa.com

INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
New Mountaintop Corporation
Orlando, Florida


We have audited the accompanying balance sheets of New Mountaintop Corporation
(a Delaware corporation and a development stage company) as of December 31, 2002 and 2001, and the related statements of operations and deficits accumulated during the development stage, cash flows and statements of changes in stockholders' equity (capital deficiency) for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of New Mountaintop Corporation as of December 31, 2002 and 2001 and the results of its operations and its cash flows and changes in stockholders' equity (capital deficiency) for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has incurred net losses since its inception. The Company's financial position and operating results raise substantial doubt about its ability to continue as a going concern. Management's plan regarding these matters are also described in Note E. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




Certified Public Accountants
May 30, 2003

NEW MOUNTAINTOP CORPORATION
(A Development Stage Company)

BALANCE SHEET


December 31,                                                                               2002            2001
----------------------------------------------------------------------------------------------------------------

ASSETS

Current Assets:
     Cash                                                                                   $ -             $ -
----------------------------------------------------------------------------------------------------------------

TOTAL CURRENT ASSETS                                                                          -               -
----------------------------------------------------------------------------------------------------------------

                                                                                            $ -             $ -
----------------------------------------------------------------------------------------------------------------


LIABILITIES

Current Liabilities:
     Accrued expenses                                                                  $ 12,136             $ -
----------------------------------------------------------------------------------------------------------------

TOTAL CURRENT LIABILITIES                                                                12,136               -
----------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES                                                                        12,136               -
----------------------------------------------------------------------------------------------------------------


STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)

     Common stock - $.0001 par value - 500,000,000 shares authorized
           23,280,000 shares issued and outstanding                                       2,328           2,328
     Preferred stock - $.0001 par value - 10,000,000 shares authorized
           No shares issued and outstanding                                                                   -
     Additional paid-in capital                                                       5,966,167       5,966,167
     Deficits accumulated during the developmental stage                             (5,980,631)     (5,968,495)
----------------------------------------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)                                         (12,136)              -
----------------------------------------------------------------------------------------------------------------

                                                                                            $ -             $ -
----------------------------------------------------------------------------------------------------------------

                 See Accompanying Notes to Financial Statements
                                       9

NEW MOUNTAINTOP CORPORATION
(A Development Stage Company)

STATEMENTS OF OPERATIONS AND DEFICITS
 ACCUMULATED DURING THE DEVELOPMENTAL STAGE

For the year ended December 31,                                                             2002            2001
-----------------------------------------------------------------------------------------------------------------

Revenues                                                                                     $ -             $ -
-----------------------------------------------------------------------------------------------------------------


Operating expenses:
    Professional fees                                                       $ 11,500
    Taxes and licenses                                                           636      12,136               -
-----------------------------------------------------------------------------------------------------------------

Loss before income taxes                                                                 (12,136)              -
Income  taxes                                                                                  -               -
-----------------------------------------------------------------------------------------------------------------

Net loss                                                                                 (12,136)              -

Deficits accumulated during
 the development stage - beginning of year                                            (5,968,495)     (5,968,495)
-----------------------------------------------------------------------------------------------------------------

Deficits accumulated during
 the development stage - end of year                                                 $(5,980,631)    $(5,968,495)
-----------------------------------------------------------------------------------------------------------------

Net loss per share                                                                       -0.0005               -
=================================================================================================================

                 See Accompanying Notes to Financial Statements
                                       10

NEW MOUNTAINTOP CORPORATION
(A Development Stage Company)

STATEMENTS OF CASH FLOWS





For the year ended December 31,                                                             2002            2001
-----------------------------------------------------------------------------------------------------------------

Operating Activities:
     Net loss                                                                          $ (12,136)            $ -
     Adjustments to reconcile net loss to net cash
         provided by operating activities:
            Decrease in:
                Accrued expenses                                                          12,136               -
-----------------------------------------------------------------------------------------------------------------

Net cash used by operating activities                                                          -               -
-----------------------------------------------------------------------------------------------------------------

Net increase in cash                                                                           -               -
-----------------------------------------------------------------------------------------------------------------

Cash - beginning of year                                                                       -               -

Cash - end of year                                                                           $ -             $ -
-----------------------------------------------------------------------------------------------------------------

                 See Accompanying Notes to Financial Statements
                                       11

NEW MOUNTAINTOP CORPORATION
(A Development Stage Company)

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)


                                                                            Additional
                                      Number of    Preferred    Common      Paid - In     Accumulated
                                        Shares       Stock       Stock       Capital        Deficit            Total
                                    ---------------------------------------------------------------------------------


Balance - January 1, 2001            23,280,000           $ -      $2,328     $5,966,167    $(5,968,495)         $ -
---------------------------------------------------------------------------------------------------------------------

Balance - December 31, 2001          23,280,000             -       2,328      5,966,167     (5,968,495)           -

Net Loss                                                                                        (12,136)     (12,136)
---------------------------------------------------------------------------------------------------------------------

Balance - December 31, 2002          23,280,000           $ -      $2,328     $5,966,167    $(5,980,631)    $(12,136)
---------------------------------------------------------------------------------------------------------------------

                 See Accompanying Notes to Financial Statements
                                       12


NEW MOUNTAINTOP CORPORATION
NOTES TO FINANCIAL STATEMENTS


Note A - Summary of Significant Accounting Policies:

Organization

New Mountaintop Corporation (a development stage company) is a Delaware
Corporation incorporated on December 11, 1989.

The Company conducts business from its headquarters in Orlando, FL. The Company has not yet engaged in its expected operations. The future operations will be to merge with or acquire an existing company.

The Company is in the development stage and has not yet acquired the necessary operating assets; nor has it begun any part of its proposed business. The
Company will not receive any operating revenues until the commencement of operations, but will continue to incur expenses until then.

Accounting Method

The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a December 31 year-end.

Start - Up Costs

Start - up and organization costs are being expensed as incurred.

Loss Per Share

The computation of loss per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Note B - Stockholders' Equity:

The Company has authorized 500,000,000 shares of $.0001 par value common stock.
The company authorized and issued 23,280,000 shares of common stock to investors for $5,968,495 in cash. In addition, the Company authorized 10,000,000 shares of $.0001 par value preferred stock with the specific terms, conditions, limitations and preferences to be determined by the Board of Directors. None of the preferred stock is issued and outstanding as of December 31, 2002.



Note C - Borrowings:

The Company is authorized to borrow up to $100,000 from related parties in order to pay outstanding obligations. The notes bear interest at prevailing rates and are convertible into shares of common stock.

Note D - Income Taxes:

The Company has a net operating loss carry forward of $12,136 that may be offset against future taxable income. If not used, the carry forward will expire in 2022.

The amount recorded as deferred tax assets, cumulative, as of December 31, 2002 is $1,800, which represents the amounts of tax benefits of loss carry-forwards.
The Company has established a valuation allowance for this deferred tax asset of $1,800, as the Company has no history of profitable operations.

Note E - Going Concern:

As shown in the accompanying financial statements, the Company incurred a net loss of $12,136 through the year ended December 31, 2002. The ability of the Company to continue as a going concern is dependent upon commencing operations and obtaining additional capital and financing. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company is currently seeking a merger partner or an acquisition candidate to allow it to begin its planned operations.


                                       14

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant casued this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         Trust Licensing, Inc.
                                          (Registrant)

                                         By: /s/ Leigh Rothschild, Chairman

                                         By: /s/ Jeffrey Sass, CEO

                                         By: /s/ Jay Howard Linn, CFO

                                         Date: November 11, 2004


In accordance with Section 12 of the Exchange Act, this report has been signed belwo by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                          By: /s/ Leigh Rothschild, Chairman

                                          By: /s/ Jeffrey Sass, CEO

                                          By: /s/ Jay Howard Linn,CFO

                                          Date: November 11, 2004