Form 10QSB
period 2004-09-30
Trust Licensing, Inc., F/K/A New Mountaintop CORP
filed 2004-11-22
CIK 1302135

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

(X) Quarterly report under section 13 or 15 (d) of the Securities Exchange Act of 1934

                     For the quarterly period ended September 30, 2004

( )Transition report under section 13 or 15 (d) of the Exchange Act of 1934

                     For the transition period from               to       .

                     Commission file number        000-18689
                                           -------------------------

                              Trust Licensing, Inc.
                             ----------------------
             (Exact name of registrant as specified in its charter)

                               Delaware                   06-1238435
-----------------------------------------------------------------------
                (State or Other Jurisdiction          (IRS Employer
            of Incorporation or Organization)          Identification No.)

950 South Pine Island Road, Suite A150-1094,         Plantation, Florida 33324
------------------------------------------------------------------------------
       (Address of Principal Executive Offices)         (Zip Code)

                                 (954) 727-8218

                (Issuer's Telephone Number, Including Area Code)

                           NEW MOUNTAINTOP CORPORATION
------------------------------------------------------------------------------
          (Former Name or Former Address, if Changed Since Last Report)

         Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [x ] Yes [ ] No

         Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. [x ] Yes [ ] No

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 294,066,663 shares of common stock and were outstanding as of November 11, 2004

      Transitional Small Business Disclosure Format (check one): Yes [ ] No [ ]



                                     PART I
                              FINANCIAL INFORMATION


Item 1. Financial Statements
                                                                                                           Page(s)
 Consolidated Balance Sheet                                                                                   1

 Consolidated Statements of Operations                                                                        2

 Consolidated Statements of Cash Flows                                                                        3

 Notes to unaudited Consolidated Financial Statements                                                       4-11


Item 2. Management's Discussion and Analysis or Plan of Operation                                          12-20

Item 3. Controls and Procedures. See attached Exhibit 31 and Exhibit 32 Certifications



                                    Part II

Item 1. Legal Proceedings                                                                                     21

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds                                           21

Item 3. Defaults Upon Senior Securities                                                                       22

Item 4. Submission of Matters to a Vote of Security Holders                                                   22

Item 5. Other Information                                                                                     22

Item 6. Exhibits and Reports on Form 8-K.                                                                     22

Signatures                                                                                                    23







                       Trust Licensing, Inc. and Subsidiay
                          (A Development Stage Company)
                           Consolidated Balance Sheet
                               September 30, 2004
                           ----------------------------
                                   (Unaudited)

                                     ASSETS
                                 --------------
Current Assets
  Cash                                                                               $                            3,015
  Due from Related Party                                                                                         20,000
                                                                                                               --------
Total Current Assets                                                                                             23,015
                                                                                                               --------
Equipment, net                                                                                                   12,420
                                                                                                               --------
Total Assets                                                                         $                           35,435
                                                                                                               =========

                                       LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                                      -------------------------------------------
Current Liabilities
  Accounts payable                                                                   $                          122,404
  Accounts payable , related party                                                                               13,657
  Accrued expenses                                                                                                4,579
  Accrued compensation, officers                                                                                 40,167
  Accrued payroll taxes payable                                                                                  14,707
  Note payable, related party                                                                                   165,000
  Accrued interest payable, related party                                                                           669
                                                                                                               --------
Total Current Liabilities                                                                                       361,183
                                                                                                               --------
Commitments and Contingencies (See Note 8)

Stockholders' Deficiency
  Common stock,  $0.0001 par value; 500,000,000 shares authorized,
    294,066,663 shares issued and outstanding                                                                    29,407
  Additional Paid-in Capital                                                                                     40,998
  Deficit accumulated during the development stage                                                             (396,153)
                                                                                                               --------
Total Stockholders' Deficiency                                                                                 (325,748)
                                                                                                               --------
Total Liabilities and Stockholders' Deficiency                                       $                           35,435
                                                                                                               ========
     See accompanying notes to unaudited consolidated financial statements.

                      Trust Licensing, Inc. and Subsidiary
                          (A Development Stage Company)
                      Consolidated Statements of Operations
                  ---------------------------------------------
                                   (Unaudited)

                                                                                                  For the
                                                                                                Period from
                                             Three Months Ended        Nine Months Ended       July 19, 2001
                                               September 30,             September 30,         (Inception) to
                                             2004         2003         2004        2003      September 30, 2004
                                         ------------ ------------ ----------- ------------ -------------------

Revenue                                           $ -          $ -         $ -          $ -                 $ -
                                          ------------ ------------ ----------- ------------ -------------------

Operating Expenses
Payroll and contract services                 175,244            -     232,873            -             232,873
Professional fees                             145,476        2,109     293,606        2,109             512,653
Research and development                        9,194            -       9,194            -               9,194
Rent                                           12,717            -      12,717            -              12,717
Depreciation                                    2,556            -       6,841        3,040              20,048
Costs of recapitalization                     197,217            -     197,217            -             197,217
General and administrative                     11,016       20,661      39,978       22,644              49,517
Impairment loss                                     -            -           -        5,070              61,265
                                          ------------ ------------ ----------- ------------ -------------------

Total Operating Expenses                      553,420       22,770     792,426       32,863           1,095,484
                                          ------------ ------------ ----------- ------------ -------------------

Loss from Operations                         (553,420)     (22,770)   (792,426)     (32,863)         (1,095,484)

Other Income (Expense)
Other income                                        -            -     700,000            -             700,000
Interest expense                                 (669)           -        (669)           -                (669)
                                          ------------ ------------ ----------- ------------ -------------------

Total Other Income (Expense)                     (669)           -     699,331            -             699,331
                                          ------------ ------------ ----------- ------------ -------------------

Net Loss                                   $ (554,089)   $ (22,770)  $ (93,095)   $ (32,863)         $ (396,153)
                                          ============ ============ =========== ============ ===================

Net Income (Loss) Per Share  - Basic        $   (0.00)     $ (0.00)    $ (0.00)     $ (0.00)            $ (0.00)
                               and diluted============ ============ =========== ============ ===================


Weighted average number of shares outstanding
  during the period - basic and diluted   279,722,029  270,072,000  273,312,156 270,072,000         270,831,455
                                          ============ ============ =========== ============ ===================

    See accompanying notest to unaudited consolidated financial statements.

                      Trust Licensing, Inc. and Subsidiary
                          (A Development Stage Company)
                          Consolidated Statements of Cash Flows
                       ------------------------------------------
                                   (Unaudited)

                                                                                                               For the
                                                                                                             Period from
                                                                              Nine Months Ended             July 19, 2001
                                                                           June 30,                        (Inception) to
                                                                             2004           2003         September 30, 2004
                                                                         -------------  ------------- --------------------------

Cash Flows From Operating Activities:
Net Loss                                                                    $ (93,095)     $ (32,863)                $ (396,153)
Adjustments to reconcile net loss to net cash
  provided by (used in) operations:
Impairment loss - patent and trademark                                              -          5,070                     61,265
Depreciation                                                                    6,841          3,040                     20,048
Stock issued for services                                                      50,000              -                     50,000
Changes in operating assets and liabilities:
  Accounts Payable                                                            (18,219)        14,414                    122,404
  Accounts Payable, related party                                              13,657              -                     13,657
  Accrued expenses                                                              4,579              -                      4,579
  Accrued compensation, officer                                                40,167              -                     40,167
  Accrued Payroll Taxes Payable                                                14,707              -                     14,707
  Accrued interest payable, related party                                         669              -                        669
                                                                         -------------  ------------- --------------------------

Net Cash Provided By (Used In) Operating Activities                            19,306        (10,339)                   (68,657)
                                                                         -------------  ------------- --------------------------

Cash Flows From Investing Activities:
  Purchase of equipment                                                       (11,576)        (5,740)                   (32,468)
  Patent and trademark cost disbursements                                           -         (5,070)                   (61,265)
  Cash acquired in recapitalization                                               405              -                        405
  Advance to related party                                                    (20,000)             -                    (20,000)
                                                                         -------------  ------------- --------------------------

                                                                         -------------  ------------- --------------------------
Net Cash Used In Investing Activities                                         (31,171)       (10,810)                  (113,328)
                                                                         -------------  ----------------------------------------

Cash Flows From Financing Activities:
  Proceeds from issuance of common stock                                            -              -                     20,000
  Proceeds from related party note                                            165,000              -                    165,000
  Proceeds from related party loans                                           110,000         11,000                    266,000
  Repayments on related party loans                                          (266,000)             -                   (266,000)
                                                                         -------------  ------------- --------------------------

Net Cash Provided By (Used In) Financing Activities                             9,000         11,000                    185,000
                                                                         -------------  ------------- --------------------------

Net Increase (Decrease) in Cash                                                (2,865)       (10,149)                     3,015

Cash at Beginning of Period                                                     5,880         16,280                          -
                                                                         -------------  ------------- --------------------------

Cash at End of Period                                                         $ 3,015        $ 6,131                    $ 3,015
                                                                         =============  ============= ==========================

Supplemental disclosure of cash flow information:

Cash paid for interest                                                            $ -            $ -                        $ -
                                                                         =============  ============= ==========================
Cash paid for taxes                                                               $ -            $ -                        $ -
                                                                         =============  ============= ==========================


See accompanying notes to unaudited consolidated financial statements.



                      Trust Licensing, Inc. and Subsidiary
                          (A Development Stage Company)
                 Notes to Consolidated Financial Statements
                               September 30, 2004
                                   (Unaudited)



Note 1   Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of consolidated financial position and results of operations.

It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year.

For further information, refer to the audited financial statements and footnotes of the Company for the years ending December 31, 2003 and 2002, and for the period from July 19, 2001 (inception) to June 30, 2004 included in the Company's
Form 8-K as filed on November 8, 2004.

Note 2   Nature of Operations and Summary of Significant Accounting Policies

         (A) Nature of Business

         Trust Licensing, LLC ("TLLLC") ("Company") was formed as a Florida limited liability corporation on July 19, 2001. On August 24, 2004, the
         Company entered into a transaction that was treated as a recapitalization with a publicly held shell known as New Mountaintop, Corporation ("NMC"). NMC was incorporated in Delaware on December 11,
         1989. On August 23, 2004, NMC formed a wholly owned subsidiary named
         Trust Licensing, Inc. ("TLI") (legal acquirer), a Florida Corporation, which TLLLC was merged into in a transaction treated as a recapitalization of TLLLC. (See Note 6(B) regarding recapitalization).

         The Company is a technology and intellectual property company that designs technology concepts with a wide range of potential commercial applications. Currently the Company owns one issued patent, #6,101,534
         ("#534 Patent") (see Notes 3, 7 and 8(A)). The Company intends to license various technologies pursuant to the #534 Patent. The Company was originally formed to leverage an existing patent portfolio (both issued and applied for patents) and related intellectual property and technology. In addition to direct licensing royalty arrangements it intends to enter into, the Company has also enforced its rights pertaining to the patent #534 (see Note 8(A))

         Activities during the development stage include acquisition of equity-based financing, acquisition of and creation of intellectual properties and certain research and development activities to improve current technological concepts.

         (B) Principles of Consolidation

         The consolidated financial statements include the accounts of Trust
         Licensing, Inc. f/k/a New Mountaintop Corporation, a Delaware

         corporation and its wholly owned subsidiary, Trust Licensing, LLC n/k/a
         Trust Licensing, Inc., a Florida corporation (collectively, the
         "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

          (C) Long-Lived Assets

         The Company reviews long-lived assets and certain identifiable assets related to those assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recoverable. If the undiscounted future cash flows of the long-lived assets are less that the carrying amount, their carrying amount is reduced to fair value and an impairment loss is recognized. During the nine months ended September 30, 2004 and 2003, and for the period from July 19, 2001 (inception) to September 30, 2004, the Company recognized an impairment loss of $0, $0 and $61,265, respectively. The impairment losses are related to previously capitalized amounts relating to the #534 Patent. (See Notes 3, 7 and 8(A))

         (D) Revenue Recognition

         The Company follows the guidance of the Securities and Exchange
         Commission's Staff Accounting Bulletin No. 104 for revenue recognition.
         In general, the Company records revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured. The following policies reflect specific criteria for the various revenues streams of the Company:

         The Company intends to generate and collect periodic royalty revenue in connection with licensing agreements associated with its intellectual property. Royalty revenue is recognized as it is earned. The Company did not recognize any royalty revenue for the three and nine months ended September 30, 2004 and 2003, or for the period from July 19, 2001
         (inception) to September 30, 2004, respectively.

         The Company recognizes income from licensing of patents ratably over the lesser of the economic or legal life of any granted licenses. The
         Company did not recognize any licensing revenue for the three and nine months ended September 30, 2004 and 2003, or for the period from July
         19, 2001 (inception) to September 30, 2004, respectively.

         The Company recognizes other income from patent infringement claims when the claim is settled, whether by negotiation or litigation. The
         Company recognized other income of $700,000 for the nine months ended
         September 30, 2004. (See Note 8(A) and below)

         During the year ended December 31, 2002, the Company recognized $5,000 as a component of other income. The source of this income came from what resulted in a settlement between the Company and an unrelated third party relating to the #534 Patent. There were no continuing commitments in connection with this settlement.

         (E) Net Loss Per Share

         In accordance with Statement of Financial Accounting Standards No. 128,
         "Earnings per Share", basic earnings per share is computed by dividing the net income (loss) less preferred dividends for the period by the weighted average number of shares outstanding. Diluted earnings per share is computed by dividing net income (loss) less preferred dividends by the weighted average number of shares outstanding including the effect of share equivalents. At September 30, 2004 and 2003, and for the period from July 19, 2001 (inception) to September
         30, 2004, there were no common share equivalents, which could potentially dilute future earnings per unit.

         (F) New Accounting Pronouncements

         Statement No. 144 "Accounting for the Impairment or Disposal of
         Long-Lived Assets" supercedes Statement No. 121 "Accounting for the
         Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121"). Though it retains the basic requirements of SFAS 121 regarding when and how to measure an impairment loss, SFAS 144 provides additional implementation guidance. SFAS 144 excludes goodwill and intangibles not being amortized among other exclusions. SFAS 144 also supercedes the provisions of APB 30, "Reporting the Results of Operations," pertaining to discontinued operations. Separate reporting of a discontinued operation is still required, but SFAS 144 expands the presentation to include a component of an entity, rather than strictly a business segment as defined in SFAS 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS 144 also eliminates the current exemption to consolidation when control over a subsidiary is likely to be temporary. This statement is effective for all fiscal years beginning after December 15, 2001. The adoption of SFAS 144 had a material effect on the Company's financial position, results of operations and liquidity due to the Company reporting impairment charges relating to a contributed patent (see Notes 2, 5 and 6) of $0, $0, $61,265 respectively for the nine months ended September 30, 2004 and 2003, and for the period from July 19, 2001 (inception) to September 30, 2004, respectively.

         In January 2003, the FASB issued FASB Interpretation No. 46,
         "Consolidation of Variable Interest Entities" ("FIN 46"), as amended by
         FIN46(R), which represents an interpretation of Accounting Research
         Bulletin No. 51 ("ARB 51"), "Financial Statements". ARB 51 requires that a Company's financial statements include subsidiaries in which the Company has a controlling financial interest. That requirement usually has been applied to subsidiaries in which the Company has a majority voting interest. However, the voting interest approach is not effective in identifying controlling financial interests in entities (referred to as " variable interest entities") that are not controllable through voting interests or in which the equity investors do not bear the residual economic risks. FIN 46 provides guidance on identifying variable interest entities and on assessing whether a Company's investment in a variable interest entity requires consolidation thereof. As amended by FIN 46(R), this interpretation is effective by the end of the first reporting period ending after December 15, 2003 for small business issuers that have special purpose entities and after December 15, 2004 for all other types of variable interest entities.
         The adoption of FIN 46 did not have a material impact on the Company's financial position, results of operations, or liquidity.

 (G) Research and Development Costs

         In 2004, the Company disbursed $9,194 in connection with the maintenance of patent #534. Pursuant to SFAS No. 2, "Research and
         Development Costs" ("SFAS 2"), these disbursements should be expensed as incurred. Research and development expense was $9,194 for the three and nine months ended September 30, 2004 and for the period from July
         19, 2001 (inception) to September 30, 2004, respectively.

         (H) Reclassifications

         Certain amounts in the year 2003 consolidated financial statements have been reclassified to conform to the year 2004 consolidated presentation.

Note 3   Patent

Prior to the formation of TLLLC (July 19, 2001), the individual who is the primary beneficiary of Irrevocable Trust Agreement Number I ("Trust I") (see below) had expended approximately $184,000 of personal funds to create, maintain and enhance the #534 Patent. Pursuant to Staff Accounting Bulletin Topic 5(G),
"Transfers of Nonmonetary Assets by Promoters or Shareholders", the patent was contributed to the Company at its historical cost basis of $0 as determined under generally accepted accounting principles. (See Notes 6(A) and 7)

On August 13, 2001, the patent was validly assigned from the individual/promoter to Trust I and then simultaneously assigned from Trust I to TLLLC. Subsequently, all costs incurred and paid by the Company were initially capitalized. Pursuant to SFAS No. 144, management is unable to predict positive future cash flows that can be generated from patent #534 and could not assess a non-zero fair value of the patent. Pursuant to SFAS No. 144, as discussed above, all costs were considered non-recoverable and the Company charged the statement of operations for the related impairment loss.

The impairment losses are as follows:

July 19, 2001 (inception) to December 31, 2001                $  17,014
Year ended December 31, 2002                                  $  39,181
Year ended December 31, 2003                                  $   5,070
Nine months ended September 30, 2004                          $       -
                                                             ----------
Total impairment loss                                         $  61,265
                                                              =========

Note 4   Loans Receivable and Payable, Related Parties

Prior to the merger the Company's sole member and 100% owner was Trust III. The primary beneficiary of Trust III is the Company's Founder. Since July 19, 2001
(Inception) and from time to time, Trust III has advanced working capital to the Company. Total advances were as follows:

July 19, 2001 (inception) to December 31, 2001                $  20,000
Year ended December 31, 2002                                  $ 100,000
Year ended December 31, 2003                                  $  29,000
Nine months ended September 30, 2004                          $ 110,000
                                                               --------
Total advances from Trust III                                 $259,000
                                                              ========


In addition to the above advances, a separate Trust directly related to the Company's Founder also advanced working capital of $7,000 during the year ended
December 31, 2002.

All  $266,000 of these  advances  were  repaid in full on June 7, 2004.  (See
Note 7)

An  additional  $20,000  was  advanced  to  Trust  III on  June 7,  2004.  At
September 30, 2004, the $20,000 has been recorded on the balance sheet as a loan receivable from a related party. (See Note 7)

All advances to and from Trust III are non-interest bearing, unsecured and due on demand.

Note 5 Note Payable,  Related Party and Accrued  Interest  Payable,  Related
Party

On August 24, 2004, the Company issued a note payable for $165,000 to Trust III for a term of nine months bearing interest at the annual rate of 4%. The borrowing was unsecured. The Company used these funds in connection with the reverse triangular merger in order to acquire NMC (a public shell) (see Notes
6(B) and 7). During the three and nine months ended September 30, 2004, the entire $165,000 was charged to operations as costs of recapitalization. Of the $165,000 borrowed, $135,000 was paid to NMC's former sole officer and director to acquire NMC and the remaining $30,000 represented a finder's fee paid to an unrelated third party who arranged for the transaction.

At September 30, 2004, the Company had accrued related interest payable of $669.

See Notes 6(B), 7 and 10.

Note 6   Stockholders' Deficiency

(A)      Stock issuances

     On or about July 19, 2001  (Inception),  the Company  sold 100 units for
     $20,000 to Trust III.  (See Note 7)

     On August 24, 2004, the Company issued 1,666,666 shares of its common stock having a fair value of $0.03 per share aggregating $50,000 in exchange for consulting services rendered. The fair value of the stock was based on a mutual understanding between the Company and the service provider. There have been no recent cash offerings in which to base the fair value per share. In addition, the stock is not publicly traded as of September 30, 2004.

(B)      Recapitalization

     On August 24, 2004 (the "recapitalization date"), the Company was acquired by an inactive publicly held Delaware corporation in a transaction accounted for as a reverse triangular merger and recapitalization of the Company. The members'/stockholders of the Company received 270,072,000 common shares of the publicly held company or approximately 93% of the total outstanding voting common stock just subsequent to the reverse triangular merger and after giving effect to a 1:10 reverse common stock split of the Delaware Corporation prior to the reverse triangular merger.
     The shares of common stock were issued to the members of TLLLC as follows;
     Trust III, the sole member of TLLLC prior to the recapitalization received
     195,054,000 shares, the Company's President and CEO received 65,018,000 shares and the Company's Executive Vice President and Secretary received
     10,000,000 shares. As part of the reverse triangular merger, NMC redeemed
     2,000,000 (post-split) shares of its common stock from its sole director and former principal shareholder for cash consideration paid to the former principal stockholder of NMC totaling $135,000. The 2,000,000 shares were cancelled, retired and available for future reissuance. Immediately prior to the closing, Trust Licensing, LLC borrowed $165,000 from Trust III, a related party, (See Note 5). The entire $165,000 was charged to operations as a cost of recapitalization.

     In addition to the $165,000 paid for the public shell, the Company incurred and paid an additional $32,217 for certain related legal and other professional fees associated with the recapitalization. For the three and nine months ended September 30, 2004, the Company charged the statement of operations for $197,217 as total costs of recapitalization.

     As a result of the above recapitalization, all share and per share information in the accompanying unaudited consolidated financial statements has been retroactively restated.

     The Company's financial statements just after the transaction consist of the assets and liabilities of both entities at historical cost, the historical operations of the Company (TLLLC), and the operations of the publicly held corporation from the recapitalization date.

     (C) Corporate Name Change

     On September 15, 2004, the Company changed its name from New Mountaintop
     Corporation to Trust Licensing, Inc.

Note 7   Related Parties

On July 19,  2001  (inception),  the  Company  sold 100 units for  $20,000 to
Trust III. (See Note 4(C))

During the period from July 19, 2001  (inception)  to September 30, 2004, the
Company  received  working  capital  totaling  $259,000.   The  Company  also
repaid the entire $259,000 on June 7, 2004.  (See Note 4)

On  August   13,   2001,   the   patent  was   validly   assigned   from  the
individual/promoter  to Trust I and  simultaneously  assigned from Trust I to
TLLLC.  Effective  August 24, 2004,  the patent is owned by Trust  Licensing,
Inc. as a result of the reverse triangular merger.  (See Note 3)

During the nine months ended  September  30, 2004,  the Company  repaid Trust
III $266,000 and advanced Trust III $20,000.  (See Note 4)

On August 24,  2004,  the Company  issued a note payable for  $165,000.  (See
Note 5)


Note 8   Commitments and Contingencies

(A)      Litigation Settlement - Other Income

     During 2003, the Company filed suit in the United States District Court of the Southern District of Florida against an unrelated third-party for, among other things, infringement of the '534 Patent (Case No. 03-20672). A subsequent related civil action was initiated by the third party against the Company in the Superior Court of California, County of Santa Clara for, among other things, breach of contract (Case No. 103-009764). The settlement was finalized on May 5, 2004 and paid on June 4, 2004 under the following terms:

1.                The third party paid to the Company's escrow agent $700,000.
                  Of the total, the Company was remitted $475,000. The remaining
                  $225,000 was paid to settle accrued legal fees in connection with this lawsuit and is reflected in professional fees in the accompanying consolidated financial statements.
2. The Company granted to the third party a certain non-exclusive, non-transferable, worldwide, fully paid up right and license under the #534 Patent.

     The $700,000 was recorded as other income during the nine months ended
September 30, 2004.

(B)      Employment Agreements

     On August 23, 2004, The Company entered into the following employment agreements:

1. Chairman of the Board
    a. Term is from August 23, 2004 to August 23, 2006.
    b. Salary will be $175,000 per year

2. President and CEO
   a. Term is from August 23, 2004 to August 23, 2006.
   b. Salary will be $175,000 per year

3. Executive Vice President
   a. Term is from August 23, 2004 to August 23, 2006.
   b. Salary will be $132,000 per year

     At September 30, 2004, the Company accrued $40,167 in connection with these employment agreements.

(C)      Consulting Agreement

     On August 23, 2004, the Company entered into a consulting agreement with the former sole officer and director of NMC. Under the terms of the agreement, the consultant will provide certain financial consulting services. The term of the agreement is from August 23, 2004 to August 23, 2006. The consultant will receive $2,500 per month as compensation. All accrued fees shall be immediately payable to the consultant upon receiving net cash financing proceeds of at least $500,000. At September 30, 2004, the Company accrued $3,041 in connection with this consulting agreement.

Note 9 Going Concern

As reflected in the accompanying unaudited consolidated financial statements, the Company has a net loss of $93,095 for the nine months ended September 30, 2004 and a working capital deficiency of $338,168, deficit accumulated during the development stage of $396,153 and a stockholders' deficiency of $325,748 at September 30, 2004. The Company has no operating revenues. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan, raise capital, and generate revenues from the licensing of the #534 Patent. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company is currently a development stage company and its continued existence is dependent upon the Company's ability to resolve its liquidity problems, principally by obtaining additional debt financing and/or equity capital. In May
2004, the Company received net proceeds of $475,000 from the settlement of a lawsuit (see note 8(A)). The settlement of the lawsuit provided the Company operating capital but due to other commitments pertaining to employment agreements (see note 8(B)) and future cash requirements to implement the business plan, there remains doubt about the Company's ability to continue as a going concern. The Company has yet to generate an internal cash flow, and until licensing activities commence, the Company is very dependent upon debt and equity funding.

Note 10 Subsequent Events

On October 6, 2004, the Company entered into a revolving line of credit as evidenced by a promissory note. Pursuant to the terms of the promissory note, the Company may borrow up to $250,000. The interest rate is variable and can adjust on a daily basis to the Wall Street Journal Prime Rate. This rate plus
1.5% will be the amount of the variable interest rate. On the date in which the promissory note was executed, the Company's initial rate was 6.25%. The note is unsecured. The debt is being guaranteed by an entity controlled by the Company's
Chairman. The entity has pledged marketable securities in connection with the line of credit.

On October 8, 2004, the Company issued a note payable for $25,000 to Trust III for a term of nine months bearing interest at the annual rate of 4%. The borrowing was unsecured.


Item 2.  Management's Discussion and Analysis or Plan of Operation

MANAGEMENT'S DISCUSSION AND ANALYSIS OF INTERIM FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-QSB, including this Management's Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933 and the Securities Exchange Act of 1934. These statements are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as "expects," "anticipates," "targets," "goals," "projects," "intends," "plans,"
"believes," "seeks," "estimates," "continues," "may," variations of such words, and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our business and other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Readers are referred to risks and uncertainties identified below, under "Risk Factors" and elsewhere herein. We undertake no obligation to revise or update any forward-looking statements for any reason.

OVERVIEW

On August 24, 2004 the Company, through a newly formed wholly owned subsidiary acquired, by merger, all of the assets and business of Trust Licensing, L.L.C.
As consideration for the merger the Company issued 270,072,000 shares of its common stock, par value $.0001 per share representing approximately 93% of its issued and outstanding shares (after giving effect to a 1:10 reverse stock split.) The reverse merger was accompanied by a change in the Company's Board of Directors, its management, and its business focus. Prior to the merger, the Company had not conducted regular business operations for several years; rather, its primary focus was seeking a business to acquire.

Currently, through the operations of its wholly-owned subsidiary, we are now a technology and intellectual property company that architects and licenses various technology concepts, with a wide range of potential commercial applications. (For purposes of convenience and clarity to the reader, for the balance of this discussion we refer to the Company and its wholly-owned operating subsidiary interchangeably, unless otherwise noted.)

We plan to leverage an existing patent portfolio and related intellectual property and technology in order to build a collection of licensees in the areas of entertainment content (film, music, video), education, advertising, travel and promotion. In addition to pursuing direct licensing royalty arrangements, we will also seek to enforce our existing issued patent and any subsequently issued or acquired issued patents against those that infringe. We may also actively incubate and/or acquire equity interests in select growth-oriented companies that can benefit from integration and utilization of our intellectual property.
We may also seek to acquire additional patents and patent portfolios.

Our initial core asset is United States Patent #6,101,534, "Interactive, Remote,
Computer Interface System." ("'534 Patent"). We have also filed several additional patent applications with the United States Patent and Trademark
Office.

In general, the claims of the '534 Patent cover technology that allows multimedia content stored on a removable local media (including, but not limited to CD-ROM and DVD-ROM discs) to be "controlled" or "released" for access by the user by visiting a related website on the Internet. For example, if a CD or DVD is placed in the computer drive and a user visits the appropriate web site, when that user then clicks on a link on the website, content is released, unlocked or played back from the CD or DVD. The precise claims allowed are set forth specifically in the terms of the '534 Patent.

We are a development stage company and remain in the very early stages of implementing our business plan. Nonetheless, we have already successfully generated other income and taken other actions to increase the value of our issued patent. Over time, our plan is to attempt to generate revenue from several sources. These sources may include royalties from patent and technology licensing, the development and sale of software applications that use our intellectual property, and from revenue sharing opportunities that arise from the "unlocking" or "release" of embedded content (for example, hidden additional content on trailers and soundtracks can be used to stimulate immediate impulse-buy online purchases). We believe that if these potential revenue streams materialize in a timely and meaningful fashion, it will enable us to increase shareholder value. However, we do not believe that cash flow from operations alone will be sufficient to fund our activities in the next 12 months. As of September 30, 2004, the Company had total assets of approximately
$35,435 ($3,015 of which is cash), and total liabilities of approximately
$361,183. As described below, we will need to obtain additional financing for us to both implement our plans and to continue as a going concern.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires us to make judgments, assumptions, and estimates that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Note 2 to the Consolidated Financial Statements describes the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements.
These critical accounting policies are affected significantly by judgments, assumptions, and estimates used in the preparation of the Consolidated Financial
Statements and actual results could differ materially from the amounts reported based on these policies.

Revenue Recognition. We follow the guidance of the Securities and Exchange
Commission's Staff Accounting Bulletin No. 104 for revenue recognition. In general, we record revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured.
The following policies reflect specific criteria for our various revenues streams:

We intend to generate and collect periodic royalty revenue in connection with licensing agreements associated with their intellectual property. Royalty revenue is recognized as it is earned. We recognize income from licensing of patents ratably over the lesser of the economic or legal life of any granted licenses. We have not recognized any royalty revenue or licensing revenue from the period of January 1, 2004 through September 30, 2004.

The Company recognizes other income from patent infringement claims when the claim is settled, whether by negotiation or litigation. We recognized a total of $ 700,000 in other income from the period of January 1, 2004 through September
30, 2004, all of which was recognized prior to the current quarter.

Impairment of Long-Lived Assets. Our long-lived assets consist of patents
(having a fair value of zero for GAAP purposes) and equipment. We review long-lived assets and certain identifiable assets related to those assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recoverable. If the undiscounted future cash flows of the long-lived assets are less that the carrying amount, their carrying amount is reduced to fair value and an impairment loss is recognized. None of our long-lived assets required an impairment charge during the three and nine months ended September 30, 2004.

Contingencies and Litigation. We record a reserve for contingencies and litigation when an adverse outcome is probably and the amount of the potential liability is reasonably estimable. We are not currently a party in any litigation nor are we subject to any such contingencies.


RESULTS OF OPERATIONS

The table below summarizes our results of operations for the three and nine months ended September 30, 2004 and 2003. Note that data prior to August 24, 2004 (the date of the reverse merger transaction) arises from the Company's former operations (as Trust Licensing, L.L.C.); the Company's Board of
Directors, management and business focus materially changed after the reverse merger. Consequently, comparative data may not be meaningful to the reader.

--------------------------------------------------------------------------------------------------------------
    (The following condensed financial information is unaudited.)

                           Three months ended September 30,              Nine months ended September 30,

                           2004                       2003               2004                     2003

    Revenue               $ - 0 -                   $  - 0 -            $  - 0-                  $ - 0 -

    Operating Expenses   (553,420)                  (22,770)           (792,426)                (32,863)

    Other income            - 0 -                     - 0 -             700,000                    - 0 -
    Other expense            (669)                    - 0 -                (669)

    Net Loss             (554,089)                  (22,270)            (93,095)                (32,863)

    Income per share,
    basic and diluted       (0.00)                    (0.00)              (0.00)                  (0.00)

    -------------------------------------------------------------------------------------------------------------


Revenue. Our revenue was zero for the three and nine months ended September 30, 2004 and for the same periods in 2003.

Other income. For the nine months ended September 30, 2004, the Company recognized $ 700,000 in other income resulting from the settlement of a civil action relating to one of the Company's patents. No other income was recognized for the three month period ending September 30, 2004, nor for the three or nine month periods ending September 30, 2003.

Operating Expenses. Operating expenses for the three and nine months ended
September 30, 2004 was $ 553,420 and $ 792,426, respectively, compared to operating expenses of $ 22,770 and $ 32,863 for the same periods in 2003. The increase in operating expenses results primarily from the following:increase in payroll (resulting from employment contracts with officers), professional fees incurred in connection with the merger and related public company filings, and costs of recapitalization,

Net Loss. Our net loss for the three and nine months ended September 30, 2004 was $ 554,089 and $ 93,095, respectively, compared to net losses of $ 22,770 and $ 32,863 for the same periods in 2003. The increase in net loss results primarily from the absence of revenue or "other income" for the three month period ended September 30, 2004.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2004 we had $3,015 in cash. We have no other liquid assets.
Prior to the reverse merger, the Company financed its activities primarily through investments and loans from, or loans secured by, related parties.

We have received an audit opinion for the fiscal year ended December 31, 2003 that includes a "going concern" risk, which raises substantial doubt regarding our ability to continue as a going concern. We are in development stage and do not believe that cash flow from operations will be sufficient to fund our activities over the next 12 months. Our ability to continue as a going concern is dependent upon obtaining additional capital. Until we can generate sufficient cash flow from our operations (which we do not anticipate in the foreseeable future) we expect to finance future cash needs through private and public financings, including equity financings. We cannot be certain that additional funding will be available as needed, or upon terms that are favorable. In addition, we may need to curtail the implementation of our core business activities and plans if funding is not available.

CAPITAL EXPENDITURES AND COMMITMENTS

We do not currently have any plans to acquire a material amount of fixed assets during the remainder of 2004.

OFF-BALANCE SHEET ARRANGEMENTS

We do no currently have any off-balance sheet arrangements.

RELATED PARTY TRANSACTIONS

Several transactions involving related parties were consummated in connection with the reverse merger:

1. Trust Licensing, L.L.C. (now known as Trust Licensing, Inc., a Florida corporation, the Company's wholly-owned subsidiary) borrowed one hundred sixty-five thousand dollars ($ 165,000) from Irrevocable Trust Agreement Number
III ("Trust III"). The note bears interest at a rate of four percent (4.00%) and all principal and accrued interest thereon is due and payable on May 24, 2005.
Our Chairman of the Board is the primary beneficiary of Trust III.

2. New Mountaintop Corporation (now known as Trust Licensing, Inc., Delaware) redeemed 2,000,000 shares of common stock from its former majority stockholder for a purchase price of $ 135,000. In addition, we entered into a two-year consulting agreement with our former majority stockholder. Under the terms of the agreement, he will provide certain financial consulting services in return for a payment of $2,500 per month. The fees are currently accruing but are not due and payable until we raise at least $500,000 in additional capital.

3. We entered into employment agreements with Leigh M. Rothschild, our Chairman of the Board, Jeffrey W. Sass, our President and Chief Executive Officer, and
Michael R. Moore, our Executive Vice President. Annual base salaries under the employment contracts are $ 175,000, $ 175,000, and $ 132,000, respectively. The initial term of each contract runs through August 23, 2006. The Company owes accrued salary and benefits to each of these officers. As of September 30, 2004, the Company has accrued $ 40,167 as a current liability for this purpose.

4. In addition to payment for services provided in the ordinary course of business, the former outside counsel of New Mountaintop Corporation was paid a finder's fee of thirty-thousand dollars ($ 30,000) and 1,666,666 shares of the Company's common stock. The fair value of the stock was based on a mutual understanding between the Company and the service provider. There have been no recent cash offerings in which to base the fair value per share. Also, the stock is not publicly traded as of September 30, 2004.

On October 8, 2004, we borrowed an additional twenty-five thousand dollars ($
25,000) from Trust III. Like the first note from Trust III, this additional note bears interest at a rate of four percent (4.00%). All principal and accrued interest thereon is due and payable on this additional note is due on July 8, 2005.

We executed documentation with Bristol Bank, effective November 16, 2004, establishing a two hundred and fifty thousand dollar ($ 250,000) line of credit, as more fully described in the "Subsequent Events" section below. Trust III guaranteed the amounts payable to Bristol Bank pursuant to the line of credit, and also pledged certain specific assets it owns as collateral.

SUBSEQUENT EVENTS

As previously detailed, on October 8, 2004, we borrowed an additional $ 25,000 from Trust III.

Effective November 16, 2004, the Company entered into a transaction with Bristol
Bank pursuant to which the Company has access to a two hundred and fifty thousand dollar ($ 250,000) line of credit. In general, all or any portion of the $ 250,000 may be drawn down at any time, and must be repaid in full by October 25, 2006, with interest at the rate of 6.250%. In addition, commencing
November 25, 2004 and continuing each consecutive month thereafter, the Company must pay accrued interest on outstanding amounts owed. The Company intends on using the line of credit for general working capital and may also repay some or all of the loans with Trust III. The credit line is guaranteed by Trust III and secured with certain specific identified assets of Trust III. As previously noted, the Chairman of our Board of Directors is the primary beneficiary of Trust III. The Company has drawn down $ 100,000 from the line of credit.

RISK FACTORS

In addition to those risks cited in the Company's prior filings, the following are additional risk factors to which the Company desires to draw your attention:

We have a limited history of operations. There can be no assurance that the Company will be able to achieve profitability in the future and, if achieved, sustain such profitability. The Company anticipates that marketing and selling the product offerings as contemplated herein will require substantial expenditures. Accordingly, an investment in the Company is extremely speculative in nature and involves a high degree of risk.

We have had a history of operating losses. The Company has a history of operating losses and there is no guarantee the Company will be able to achieve a positive operating income in the future and, if achieved, sustain such positive operating income. Accordingly, an investment in the Company is extremely speculative in nature and involves a high degree of risk.

Our technology, and the law governing such technology, is subject to rapid change. The Company's issued and pending patents and new main business activity involves CD, DVD, Internet and other computer technologies. These are areas that have experienced and are expected to continue to experience rapid changes.
Companies that have not kept up with these changes have been adversely impacted.
There is no assurance that management will be able to keep up with these changes and failure to do so may have a material adverse effect on operations. In addition, given that the Company's business is premised largely upon the creation, maintenance and enforcement of intellectual property rights, any changes in the applicable laws with respect to the maintenance and enforcement of intellectual property rights could have a material adverse impact on the Company.

We are subject to intense competition. The CD, DVD, software and Internet industries are highly competitive. The Company's competitors range from small companies with limited resources to large companies with substantial financial, technical and marketing resources. Competitors with greater financial resources than us may be able to broaden their offerings, make greater investments in design and product development, undertake more extensive marketing campaigns, and adopt more aggressive pricing policies than the Company. There can be no assurance that the Company will be able to respond effectively to market changes or to compete successfully in the future.

If our applications for pending patents are not granted it could materially affect our business. The Company has applied for patent protection for some aspects of its technology. There can be no guarantee or assurance that the patents or trademarks applied for will be awarded. In the event the Company is not awarded certain patent or trademark claims, or if other companies are granted patent protection on similar and/or competing technology, it may be difficult for us to maintain an advantage over its competition. Even if our patent or trademarks are granted, there is no assurance that competitors will not infringe upon them, or the Company's already issued patent.

We are a development stage company and have limited operating history. We are a development stage company and have a limited income history from the licensing of our technology. While the company has generated in excess of $700,000 in other income, there can be no assurance that we will be able to continue to generate income or achieve profitability in the future from our intended operations. If profitability is achieved there is no assurance that it can be sustained. We anticipate that creating and marketing new technology will require additional expenditures. Accordingly, an investment in us is extremely speculative in nature and involves a high degree of risk.

If we are unable to achieve and manage our growth our business may be adversely affected. Our ability to achieve and manage growth effectively will require us to continue to improve and expand its operational and management capabilities, specifically our financial management capabilities, and to attract, train, motivate, manage and retain skilled employees. Any failure by us to manage our growth effectively could have a material adverse effect on our business, operating results and financial condition.

We may not be able to obtain additional funding to meet our needs for future growth and development. Our ability to cover our general and administrative expenses and expand our business depends upon our ability to obtain financing.
If funding is not available, there could be a material adverse effect on us.

If we are unable to protect our intellectual property, this could have a material adverse effect on the Company. Our ability to compete depends, in part, upon successful protection of our proprietary property. We plan to protect proprietary and intellectual property rights through available patent, copyright and trademark laws and licensing and distribution arrangements with reputable companies. Despite these precautionary measures, existing patent, copyright and trademark laws afford only limited protection in certain jurisdictions. We may distribute our solutions in other jurisdictions in which there is no protection.
As a result, it may be possible for unauthorized third parties to copy and distribute our intellectual property. This could result in a material adverse effect on the Company.

Litigation to enforce our intellectual property rights can be time-consuming and costly. In connection with our intellectual property, litigation may be necessary to enforce and protect our intellectual property rights, or to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement or invalidity. Any such litigation could take an extended period of time to resolve and, even if the Company is successful in the litigation, result in significant costs and the diversion of resources that could have a material adverse effect on our business, operating results or financial condition. In addition, there is no assurance that the Company would be able to collect any damages should it receive a favorable judgment against an infringer. We may also receive notice of claims of infringement of other parties' proprietary rights. There can be no assurance that infringement or invalid claims will not materially adversely affect our business, financial condition or results of operations.

Investors may experience dilution of their interest in the Common Stock.
Additional financings by the Company might be offered at prices less than that originally paid by investors and could result in dilution.

We are controlled by our principal shareholders. At present, our principal shareholders own approximately 93% of the issued and outstanding Common Stock and therefore have the ability to elect all of the members of the Board of Directors of the Company. As such, control of the Company will remain with the controlling shareholders who will continue to formulate business decisions and policy.

We are dependent upon our key personnel. The Company's success depends largely on highly skilled personnel. The Company relies heavily upon personnel having skills in areas such as determining the validity of intellectual property, maintaining intellectual property, identifying infringing parties, and developing and commercializing the Company's intellectual property. The loss of the services of any key personnel could adversely affect the Company.

The United States penny stock rules may make it more difficult for investors to sell their shares. Shares of the Company's common stock are subject to rules adopted by the Securities and Exchange Commission regulating broker-dealer practices in connection with transactions in "penny stocks." These rules require that prior to effecting any transaction in a penny stock, a broker or dealer must give the customer a risk disclosure document that describes various risks associated with an investment in penny stocks, as well as various costs and fees associated with such an investment. It is possible that some brokers may be unwilling to engage in transactions involving shares of the Company's common stock because of the added disclosure requirements, which would make it more difficult for a purchaser in this offering to sell his shares.

Item 3.  Controls and Procedures.   See attached Certifications

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities
Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. As of the end of the period covered by this Report, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures and internal control over financial reporting. Based on the evaluation, which disclosed no significant deficiencies or material weaknesses, our Chief
Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures and internal controls over financial reporting have been designed and are being operated in a manner that provides reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. A system of controls, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the systems of controls are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. There were no changes in our disclosure controls and procedures or internal control over financial reporting that occurred during the quarter covered by this Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                                     PART II
                                OTHER INFORMATION

Item 1. Legal Proceedings

                  Not Applicable

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

         (a) As consideration for the merger between Trust Licensing Inc. and New Mountaintop Corp., the registrant issued 270,072,000 shares (the "Shares") of its common stock, par value $.0001 per share, representing approximately 93% of the issued and outstanding shares of the registrant (after giving effect to the 1:10 reverse stock split having a record date prior to the issuance of Shares). The information has already been included in a Current Report on Form
8-k filed on August 25, 2004.

         (c) As part of the merger, the registrant redeemed 2,000,000
(post-split) shares of its common stock from


    Period        (a) Total      (b) Average Price       (c) Total Number of Shares         (d) Maximum Number
                  number of      Paid per share          Purchased as Part of Publicly      of Shares that may
                  shares                                 Announced Plans or Programs        be Purchased Under
                  purchased                                                                 the Plans or
                                                                                            Programs
    ------------- -------------- ----------------------- ---------------------------------- ---------------------
    07/01 -            0              0                       0                                  0
    07/31
    ------------- -------------- ----------------------- ---------------------------------- ---------------------

    08/01 -       2,000,000      $ 135,000                2,000,000                             0
    08/31                        2,000,000
                                 = $0.0675
    ------------- -------------- ----------------------- ---------------------------------- ---------------------

    09/01 09/30       0                                      0                                  0
    ------------- -------------- ----------------------- ---------------------------------- ---------------------

    TOTAL         2,000,000                              2,000,000                              0
    ------------- -------------- ----------------------- ---------------------------------- ---------------------

Footnotes:

1)       The merger plan was announced and executed on August 24, 2004.

2) An amount of $135,000 was approved for the repurchase of 2,000,000 shares on August 23, 2004, payable to Marc Golden, the sole director and former principal shareholder of New Mountaintop Corp.




Item 3.  Defaults Upon Senior Securities.

                  Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders.

         On August 23, 2004 and as part of the merger, Mark Golden, the holder of a majority of the issued and outstanding shares of New Mountaintop Corp., voted the necessary number of shares which constitute a majority of its issued and outstanding shares so as to amend the Certificate of Incorporation in order to: (i) change the name of registrant from New Mountaintop Corporation to Trust
Licensing, Inc.; and (ii) effectuate a 1:10 reverse stock split having a record date prior to the issuance of the Shares. On September 14, 2004 the registrant's so amended Certificate of Incorporation has been signed by Jeffrey W. Sass, the registrant's CEO and President.

Item 5. Other Information.

                  Not Applicable

Item 6.  Exhibits and Reports on Form 8-K.

        Form 8-K/A filed with the Securities and Exchange Commission on November 8, 2004.






                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            Trust Licensing, Inc.


                                            By: /s/ Jeffrey Sass, CEO
Dated: November 22, 2004


                                            By: /s/ Jay Howard Linn, CFO
Dated: November 22, 2004