Form 10KSB
period 2004-12-31
Trust Licensing, Inc., F/K/A New Mountaintop CORP
filed 2005-03-09
CIK 1302135

--------------------------------------------------------------------
                United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-KSB

 |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

                                       OR

 |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

                   FOR THE TRANSITION PERIOD FROM TO

-----------------------------------------------------------------------

                        COMMISSION FILE NUMBER 000-18689

                              TRUST LICENSING, INC.

                               DELAWARE 06-1238435
                      (STATE OF INCORPORATION) (I.R.S. ID)

     950 SOUTH PINE ISLAND ROAD, SUITE A150-1094, PLANTATION, FLORIDA 33324

                                 (954) 727-8128

               Securities registered pursuant to Section 12(b) of
                                    the Act:
                                      NONE

               Securities registered pursuant to Section 12(g) of
                                    the Act:
                                  COMMON STOCK

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year. $0

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.). $1,199,733.00 as of February 23, 2005.
The number of shares outstanding of the registrant's common stock as of February 23, 2005 was 294,066,663.


                       DOCUMENTS INCORPORATED BY REFERENCE

3B. Amendment of Articles of Incorporation of Trust Licensing, Inc. (formerly New Mountaintop Corporation) incorporated by reference to Form 8-K for the period August 25, 2004 filed as Exhibit 5.

10.1 Agreement and Plan of Merger Among New Mountaintop Corporation, Trust Licensing, Inc. and Trust Licensing, LLC dated August 24, 2004 incorporated by reference to Form 8-K for the period
         August 25, 2004 filed as Exhibit 1
10.2 Employment Agreement with Leigh M. Rothschild incorporated by reference to Form 8-K for the period August 25, 2004 filed as Exhibit 2.
10.3 Employment Agreement with Jeffrey W. Sass incorporated by reference to Form 8-K for the period August 25, 2004 filed as Exhibit 3.
10.4 Employment Agreement with Michael R. Moore incorporated by reference to Form 8-K for the period August 25, 2004 filed as Exhibit 4.
10.5 Amendment of the Certificate of Incorporation of New Mountaintop Corporation incorporated by reference to Form 8-K for the period August 25, 2004 filed as Exhibit 6.
10.6 Consulting Agreement with Mark Golden incorporated by reference to Form 8-K for the period August 25, 2004 filed as Exhibit 7.

                              Trust Licensing, Inc.

                                   FORM 10-KSB

                   For The Fiscal Year Ended December 31, 2004

                                      INDEX

PART I
Item 1.    Description of Business                                      1
Item 2.    Description of Property                                      3
Item 3.    Legal Proceedings                                            3
Item 4.    Submission of Matters to a Vote of Security Holders          3



PART II
Item 5.    Market for Common Equity, Related Stockholder Matters and    6
           Small Business Issuer Purchases of Equity Securities         6
Item 6.    Management's Discussion and Analysis or Plan of Operation    6
Item 7.    Financial Statements                                         13

Item 8.    Changes in and Disagreements With Accountants on Accounting
           and Financial Disclosure                                     30
Item 8A.   Controls and Procedures                                      30
Item 8B.   Other Information                                            30




PART III
Item 9.    Directors and Executive Officers of the Registrant           30
Item 10.   Executive Compensation                                       31
Item 11.   Security Ownership of Certain Beneficial Owners and
            Management and Related Stockholder Matters                  32
Item 12.   Certain Relationships and Related Transactions               34
Item 13.   Exhibits, List and Reports on Form 8-K                       36
Item 14.   Principal Accountant Fees and Services                       37




-------------------------------------------------------------------------

                                     PART I

ITEM 1.    DESCRIPTION OF BUSINESS

                                    GENERAL

         Trust Licensing, Inc. (the "Company") is a Technology and Intellectual Property creation, management and licensing company, whose mission is to be an architect and licensor of cutting edge, state-of-the-art technology concepts, with a wide range of potential commercial applications.

         Trust was originally formed to leverage an existing patent portfolio and related intellectual property and technology in order to build a collection of licensees in the areas of entertainment content (e.g. film, music, and video), education, advertising, travel and promotion. In addition to pursuing direct licensing royalty arrangements it also seeks to enforce its existing issued patent and any subsequently issued or acquired patents against those that infringe. Trust may also incubate and/or acquire minority equity interests in select growth-oriented companies that can benefit from integration and utilization of Trust-owned intellectual property. Trust may also seek to acquire additional patents and patent portfolios.


                              BUSINESS DEVELOPMENT

         The company was acquired by reverse triangular merger in August, 2004. The current operations of the business are entirely unrelated to its prior business activities, though we are required by rule to detail the company's history, which is below. After a short recitation of these details, we will inform you as to the current activities of the business as noted in the "General" section above.

         Mountaintop Corporation becomes New Mountaintop Corporation

            The company was first organized as a Delaware corporation on December 11, 1989 under the name Mountaintop Corporation. Mountaintop Corporation was involved in the distribution and marketing of spirits, among other things. That business ultimately did not succeed and in 1992, Mountaintop Corporation ceased operations. Shortly thereafter, the charter of Mountaintop Corporation was forfeited by the State of Delaware for non-payment of franchise taxes. On February 21,2003 through the efforts of its then-majority stockholder and sole director, the company revived and reinstated its charter effective March 1, 1993. However, during the process of reviving the company, the State of Delaware notified the company that its name, Mountaintop Corporation, was no longer available. Thus, the name was changed to New Mountaintop Corporation. In addition, at the time of that name change, the company amended its Certificate of Incorporation to authorize common stock of 500,000,000 shares, par value $0.0001, and 10,000,000 shares of preferred stock, par value $0.0001. New Mountaintop Corporation subsequently announced its intention to seek new business opportunities.

            New Mountaintop Corporation becomes Trust Licensing, Inc.

         On August 24, 2004 the Company became a reporting public company through a reverse triangular merger with New Mountaintop Corporation, which acquired, by merger, all of the assets and business of Trust Licensing, LLC ("TLLC"), a Florida limited liability company. As consideration for the merger the principals of TLLC received shares of common stock, representing approximately 93% of the issued and outstanding shares of the Company. The name of New Mountaintop Corporation was subsequently changed to Trust Licensing, Inc. On December 31, 2004, the Company became eligible for trading on the over-the-counter bulletin board under the symbol TRTL.OB.

         For purposes of clarity and convenience, throughout the remainder of this section we may refer to Trust Licensing, Inc. as "Trust" or the "company", whichever we believe will be clearer to the reader in the particular context used.

                                    BUSINESS

The core initial asset of Trust is US Patent #6,101,534, "Interactive, Remote, Computer Interface System" ("'534 Patent") which was filed in 1997 and granted in 2000. Trust also has seven additional patent applications filed with the United States Patent and Trademark Office ("USPTO") and is planning to file numerous additional patent applications. The pending and soon to be filed patents are not necessarily limited to the areas and potential market sectors of the `534 patent.

         In general, the claims of the `534 Patent cover technology that allows multimedia content stored on a removable local media (including, but not limited to CD-ROM and DVD-ROM discs) to be "controlled" or "released" for access by the user by visiting a related website on the Internet.

o Generally, the patent relates to the following types of technology: Multimedia content that is stored on a removable local media (including, but not limited to CD-ROM and DVD-ROM discs) that can be "controlled" or "released" for access by the user by visiting a related website on the Internet. For example, if you place a CD or DVD in the computer drive and go to the appropriate web site, when you click on a link on the website, content is played back from the CD or DVD. This process can be used to "time-release" content, or use the web to "unlock" or time-release content on the local disc that is otherwise unavailable to the user.

o        The original target for the technology was  "promotional"

o By using CD-ROMs and the patented technology, full motion video could be added to websites without the need for a broadband connection.

o By using CD-ROMs and the patented technology, users who receive the CD would be directed to specific related websites where dynamic information and content could be added to their CD experience, and demographic information could be captured by the website in exchange for giving the user access to enhanced or bonus content on the CD.

o All of the above can be applied to DVD-ROM and other removable digital media formats.
         Other claims of the patent include certain systems where: o The local content can ONLY be "unlocked" from the Internet o The "unlocking" of content can be tied to a specific PC

o The related website can "look" for a specific CD/DVD and alert the user if the correct CD/DVD is not present

         Essentially every computer sold today has either a CD-ROM drive and/or a DVD drive and has the ability to access the Internet. In addition, next generation DVD players will also have the ability to access the Internet, either directly, or by connecting through a home or business media hub. Microsoft, Panasonic, Samsung, among others are currently showing and will soon be offering these media hubs. Any CD or DVD that is played on a computer or player with access to the Internet can utilize technology covered under the `534 patent.

We believe that there are many potential applications of the `534 patent in the entertainment/content areas, including potential uses in the areas of piracy control for music and video. For example: o By tying a CD or DVD to the Internet you can prevent/control piracy

o By "unlocking" special content from the Internet, you can create a reason for consumers to own an original CD/DVD instead of pirating content

o By requiring a visit to a specific web site in order to "unlock" or release CD-ROM or DVD content, you can drive targeted traffic to web sites and capture valuable user information and demographics, as well as information that can also be used to validate ownership of an "original"...

         As for future potential applications of the patent, it is important to note that "Removable Storage Media" is not limited to CD/DVD formats, and there are potential applications of the patent in other media, including flash memory cards, such as those used in Digital Cameras, Laptops and PDAs.

         The patent may also have broad applications in the educational and distance learning areas, the entertainment (film, music and video areas), travel related marketing services, the marketing/promotional area, the publishing areas, the digital photography area, the real estate area, and other areas that can now benefit from incorporating enhanced and/or locked content with links to the Internet.

         In addition to the issued patent, Trust has three additional patents pending that were filed in 2001 and that the company believes the patent office will shortly action. Furthermore the company has recently filed for four additional patents in related and other technology arenas, and has a number of other new patent filings being prepared.

Customers

         Our targeted customers include licensees and potential licensees in the areas of entertainment content (e.g. film, music, and video), education, advertising, travel and promotion, who may deploy applications that utilize our patent or our intellectual property. In addition, our licensees may generally include those entities that, without an appropriate license from us, would be infringing upon our patent rights. Though it is possible that we may grant licenses to our pending patent applications, we anticipate that in the near future most licenses will involve our issued '534 patent.

Competition

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

Employees

         As of December 31, 2004 we employed 4 people on a full-time basis. Our success is highly dependent on our ability to attract and retain qualified employees. Competition for qualified employees remains intense in our industry. We believe that we can attract and retain qualified employees, but we cannot guarantee that we will be as successful. None of our employees are subject to collective bargaining agreements. We believe that our relationship with our employees is excellent.

Available Information

         Our Internet address is http://www.trustlicensing.com. In the future we intend to make available, free of charge, our annual report on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K, and any amendments to those reports, as well as our governance documents, as soon as reasonably practicable after we electronically file such material with or furnish it to the SEC. The information found on our Web site is not part of this or any other report we file with or furnish to the SEC.

ITEM 2.    DESCRIPTION OF PROPERTY

         We do not own any real property. Our corporate offices are located within two leased offices in a professional office suite complex at 950 South Pine Island Road, Suite A15-1094, Plantation, Florida. The term of our current lease runs through June 30, 2005, our rent is approximately $2,200 per month and the property is in good condition. We use our corporate offices for all of our operations.

ITEM 3.    LEGAL PROCEEDINGS

None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2004.

            In connection with the reverse merger in August, 2004, the former principal stockholder of the company holding in excess of 51% of the outstanding common stock of the Company signed a consent, in accordance with the provisions of Section 228 of the Delaware Corporation Law,amending the company's Certificate of Incorporation in order to change its name to Trust Licensing, Inc. and, as of the record date (which was prior to the effective date of the merger) to combine every 10 shares of our common stock into one share of our common stock. An Information Statement describing this was mailed to Shareholders.

      On January 12, 2005 Mr. Leigh M. Rothschild, as the sole Director of the Company, approved the adoption of the Trust Licensing, Inc. Equity Incentive Plan. Thereafter, Irrevocable Trust Agreement Number III, Jay Howard Linn, Trustee, owning approximately 43%, Jeffrey W. Sass, owning approximately
22%, Michael R. Moore, owning approximately 3% and Leigh M. Rothschild, owning approximately 16% of the outstanding shares of common stock of the Company, as of the Record Date, each signed the written consent approving and adopting the plan in accordance with the provisions of Section 228 of the Delaware Corporation Law. An Information Statement describing this was mailed to Shareholders.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers as of February 23, 2005 were as follows:

Name                 Age   Position with the Company
--------------------------------------------------------------------
Leigh M. Rothschild   52   Chairman of the Board;
Jeffrey W. Sass       45   Chief Executive Officer
Michael R. Moore      36   Executive Vice President, Business & Legal Affairs
Jay Howard Linn       70   Acting Chief Financial Officer

Leigh M. Rothschild, Chairman: Mr. Rothschild is currently Chairman and Founder of Trust. Mr. Rothschild is an established inventor who to date has been the inventor of six issued US patents and five pending patents with various patents pending worldwide. Mr. Rothschild has licensed his patent portfolio to several companies. From October, 1998 through February, 2004, Mr. Rothschild was Chairman and founder of BarPoint.com, Inc. publicly traded wireless information company. In February, 2004 BarPoint engaged in a reverse merger transaction with Fundever, Inc. and BarPoint subsequently changed its name to LoyaltyPoint, Inc. (OTCBB: LYLP). Prior to founding BarPoint Mr. Rothschild was President and Chief Executive Officer of IntraCorp Entertainment, Inc., a consumer software company with worldwide product distribution. Rothschild is a former presidential appointee to the High-Resolution Board for the United States under former President George H. W. Bush. He has served three Florida governors on technology boards and served as a special advisor to then Florida Secretary of Commerce Jeb Bush. Mr. Rothschild currently serves on the IT Florida Technology Board as an appointee of the Governor (Bush). In the past Presidential election, Mr. Rothschild chaired the Bush/Cheney Florida Technology Leadership Council. Prior to founding Intracorp in 1984, Rothschild was a real estate investor and founded several high technology companies. Mr. Rothschild chairs the Rothschild Family Foundation, which has given endowments to outstanding charities and institutions including the Tampa Children's Home, Miami Symphony Orchestra, and the
University of Miami School of Business. Mr. Rothschild is also active in the Rothschild Entrepreneurial Prize at the University of Miami School of Business. Rothschild has an undergraduate degree from the University of Miami, where he also completed the Graduate Program in Management Studies.

Jeffrey W. Sass, President and Chief Executive Officer: A veteran of the entertainment, licensing, and computer industries, Jeffrey Sass is currently President and CEO and a co-founder of Trust. From October 1998 through December, 2001, Mr. Sass was co-founder and Chief Operating Officer of BarPoint.com, a wireless information company. Mr. Sass became BarPoint's President and Chief Executive Officer in January, 2002 and served in that capacity through February, 2004 when BarPoint engaged in a reverse merger transaction with Fundever, Inc. and BarPoint subsequently changed its name to LoyaltyPoint, Inc. (OTCBB: LYLP). Previously Mr. Sass has held management, production, and marketing positions at companies including Gametek, Inc., (1994-1995), Intracorp Entertainment (1995-1997), and Troma Entertainment (1987-1994). At Troma, he started and ran the independent movie studio's licensing and merchandising division, working closely with more than 70 manufacturers worldwide including Marvel Comics, Playmates Toys, Golden Books Publishing, Sega, Bandai and more. After Intracorp, in July, 1997, Jeff formed the Marketing Machine, a full-service marketing agency and consultant firm, servicing clients in computer hardware, software and other industries. Mr. Sass is a graduate of Cornell University.

Michael R. Moore, Executive Vice President, Business & Legal Affairs: Michael is a corporate transactional attorney, with over ten years of experience in business development and venture capital, focusing primarily in the Internet and technology industry. Prior to joining Trust, from July, 2000 through February, 2004 Mr. Moore was Vice President of Business & Legal Affairs of BarPoint.com (OTC BB: BPNT), a wireless information company. In February, 2004 BarPoint engaged in a reverse merger transaction with Fundever, Inc. and BarPoint subsequently changed its name to LoyaltyPoint, Inc. (OTCBB: LYLP). Previously, from the fall of 1994 through early 1997 Mr. Moore worked as a senior associate in the corporate transactions and commercial litigation department at a large law firm where he co-founded the firm's technology committee and thereafter, from early 1997 through July, 2000 held a senior management position at HotOffice Technologies, Inc., the developer of an award-winning Intranet service. Mr. Moore simultaneously received his Juris Doctor, cum laude, and his Master of Business Administration, with highest distinction, from the State University of New York at Buffalo in 1993.

Jay Howard Linn, Acting Chief Financial Officer: Since 1995 Mr. Linn has practiced as a Certified Public Accountant in his own firm. Prior to opening his own office, he was a partner in the CPA firm of Moss & Linn and predecessor partnerships for 14 years in North Miami, Florida. From 1977 to 1981 he maintained a CPA practice in his own name in North Miami. Prior to that he was a partner in the CPA firm of Sidney Wasserman & Company in Miami Beach, Florida. Mr. Linn is also an attorney admitted to practice in U.S. Tax Court, the Southern District of Florida and Florida courts. He also serves as President of The Rothschild Charitable Foundation and was a founding director of Homestead Federal Savings Bank. He received a Bachelor of Business Administration in 1955 and a Juris Doctor in 1962 from the University of Miami. Mr. Linn is not employed as a full time basis with the Company.Mr. Linn also serves as Trustee of Irrevocable Trsut Agreement Number III.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on Over-The-Counter Bulletin Board under the symbol TRTL.OB. Our common stock became eligible for trading on December 31, 2004. Prior to that date our Company had not traded for at least the last two fiscal years. As of FEBRUARY 23, 2005, there were 341 registered holders of record of our common stock. During 2004 there were no trades of our common stock on the OTC Bulletin Board. During the period from January 1, 2005 through February 23, 2005, our stock traded as low as $ 0.02 per share and as high as $ 0.09 per share.

         We did not declare or pay any dividends during fiscal 2004.

            In connection with reverse merger, in August, 2004 we amended our Certificate of Incorporation in order to, among other things, combine every ten
(10) shares of the Company's common stock into one (1) share of the Company's common stock. In addition, also in connection with the reverse merger, we redeemed 2,000,000 (post-split) shares of our common stock from Dr. Marc Golden, the sole director and former principal shareholder of New Mountaintop Corporation, for a cash consideration of $135,000. The cash was provided by Trust Licensing, LLC. Immediately prior to the closing of the reverse merger, Trust Licensing, LLC borrowed $165,000 from Irrevocable Trust Agreement III, Jay Howard Linn, Trustee, a related party, for a term of nine months with interest at the annual rate of four (4.00%) percent. We used all of the borrowed money to fund the cash consideration and broker fees related to the reverse merger transaction. Other than this redemption transaction, we did not purchase any of our own securities during fiscal year 2004.

ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

                    RESULTS OF OPERATIONS FOR 2004 AND 2003

         This annual report on Form 10-KSB, including this Management's Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933 and the Securities Exchange Act of 1934. These statements are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as "expects," "anticipates," "targets," "goals," "projects," "intends," "plans," "believes," "seeks," "estimates," "continues," "may," variations of such words, and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our business and other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Readers are referred to risks and uncertainties identified below, under "Risk Factors" and elsewhere herein. We undertake no obligation to revise or update any forward-looking statements for any reason.

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

         We are a development stage company and remain in the very early stages of implementing our business plan. Nonetheless, we have already successfully generated other income and taken other actions to increase the value of our issued patent. Over time, our plan is to attempt to generate revenue from several sources. These sources may include royalties from patent and technology licensing, the development and sale of software applications that use our intellectual property, and from revenue sharing opportunities that arise from the "unlocking" or "release" of embedded content (for example, hidden additional content on trailers and soundtracks can be used to stimulate immediate impulse-buy online purchases). We believe that if these potential revenue streams materialize in a timely and meaningful fashion, it will enable us to increase shareholder value. However, we do not believe that cash flow from operations alone will be sufficient to fund our activities in the next 12 months. As of December 31, 2004, the Company had total assets of approximately $ 63,854 ($ 33,991 of which is cash), and total liabilities of $ 551,075. As described below, we will need to obtain additional financing for us to both implement our plans and to continue as a going concern.

Revenue Recognition. We follow the guidance of the Securities and Exchange Commission's Staff Accounting Bulletin No. 104 for revenue recognition. In general, we record revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and the ability to collect is reasonably assured. The following policies reflect specific criteria for our various revenues streams:

We intend to generate and collect periodic royalty revenue in connection with licensing agreements associated with their intellectual property. Royalty revenue is recognized as it is earned. We recognize income from licensing of patents ratably over the lesser of the economic or legal life of any granted licenses. We have not recognized any royalty revenue or licensing revenue from the period of January 1, 2004 through December 31, 2004.

The Company recognizes other income from patent infringement claims when the claim is settled, whether by negotiation or litigation. We recognized a total of $ 700,000 in other income from the period of January 1, 2004 through December 31, 2004.

Impairment of Long-Lived Assets. Our long-lived assets consist of patents (having a fair value of zero for GAAP purposes) and equipment. We review long-lived assets and certain identifiable assets related to those assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recoverable. If the undiscounted future cash flows of the long-lived assets are less that the carrying amount, their carrying amount is reduced to fair value and an impairment loss is recognized. None of our long-lived assets required an impairment charge during the twelve months ended December 31, 2004

Contingencies and Litigation. We record an accrual for contingencies and related liabilities such as litigation when an adverse outcome is probable and the amount of the potential liability can be reasonably estimated. We are not currently a party in any litigation nor are we subject to any such contingencies.

Revenue. Our revenue was zero for the twelve months ended December 31, 2004 and for the same periods in 2003.

Other income. For the twelve months ended December 31, 2004, the Company recognized $ 700,000 in other income resulting from the settlement of a civil action relating to one of the Company's patents. No other income was recognized for the twelve months period ending December 31, 2004, nor for the twelve months period ending December 31, 2003.

Operating Expenses. Operating expenses for the twelve months ended December 31, 2004 was $ 950,735, compared to operating expenses of $ 177,805 for the same period in 2003. The increase in operating expenses results primarily from the following: increase in payroll (resulting from employment contracts with officers), professional fees incurred in connection with the merger and related public company filings, and cost of recapitalization, also R&D and rent which did not exist in 2003.

Net Loss. Our net loss for the twelve months ended December 31, 2004 was $ 254,568, compared to net losses of $177,805 for the same period in 2003. The increase in net loss results primarily from increase in operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2004 we had $ 33,991 in cash. We have no other liquid assets. Prior to the reverse merger, the Company financed its activities primarily through investments and loans from, or loans secured by, related parties.

We received an audit opinion for the fiscal year ended December 31, 2003 and for the fiscal year ended December 31, 2004 that includes a "going concern" risk, which raises substantial doubt regarding our ability to continue as a going concern. We are in development stage and do not believe that cash flow from operations will be sufficient to fund our activities over the next 12 months. Our ability to continue as a going concern is dependent upon obtaining additional capital and debt financing. Until we can generate sufficient cash flow from our operations (which we do not anticipate in the foreseeable future) we expect to finance future cash needs through private and public financings, including equity financings. We cannot be certain that additional funding will be available as needed, or upon terms that are favorable. In addition, we may need to curtail the implementation of our core business activities and plans if funding is not available.

During the period between January 1, 2005 and February 23, 2005, the Company elected to draw down substantially all of the remaining balance on its $250,000 line of credit.

On February 22, 2005, Irrevocable Trust Agreement Number III paid the Company $20,000 to repay amounts previously owed to the Company and included on the Company's financial statements as "Due From Related Party." As of February 22, 2005, no amounts are currently owed to the Company from Irrevocable Trust Agreement Number III or any other related or affiliated party.

CAPITAL EXPENDITURES AND COMMITMENTS

We did not acquire a material amount of fixed assets during 2004 and currently do not plan to do so during the next fiscal year.

OFF-BALANCE SHEET ARRANGEMENTS

We do not currently have any off-balance sheet arrangements.

SUBSEQUENT EVENTS

On January 12, 2005 Mr. Leigh M. Rothschild, as the sole Director of the Company, approved the adoption of the Company's Equity Incentive Plan, covering 50,000,000 shares of the Company's common stock. Thereafter, Irrevocable Trust Agreement Number III, Jay Howard Linn, Trustee, owning approximately 43%, Jeffrey W. Sass, owning approximately 22%, Michael Moore, owning approximately 3% and Leigh M. Rothschild, owning approximately 16% of the outstanding shares of common stock of the Company, as of the Record Date, each signed the written consent approving and adopting the Plan in accordance with the provisions of
Section 228 of the Delaware Corporation Law.

During the period between January 1, 2005 and February 23, 2005, the Company elected to draw down substantially all of the remaining balance on its $250,000 line of credit.

On February 22, 2005, Irrevocable Trust Agreement Number III paid the Company $20,000 to repay amounts previously owed to the Company and included on the Company's financial statements as "Due From Related Party". As of February 22, 2005, no amounts are currently owed to the Company from Irrevocable Trust Agreement Number III or any other related or affiliated party.

ISSUES AND UNCERTAINTIES

This Annual Report on Form 10-K contains statements that are forward-looking. These statements are based on current expectations and assumptions that are subject to risks and uncertainties. Actual results could differ materially because of issues and uncertainties such as those listed below and elsewhere in this report, which, among others, should be considered in evaluating our future financial performance.

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

If we are unable to achieve and manage our growth our business may be adversely affected. Our ability to achieve and manage growth effectively will require us to continue to improve and expand our operational and management capabilities, specifically our financial management capabilities, and to attract, train, motivate, manage and retain skilled employees. Any failure by us to manage our growth effectively could have a material adverse effect on our business, operating results and financial condition.

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

If our applications for pending patents are not granted it could materially affect our business. The Company has applied for patent protection for some aspects of its technology. There can be no guarantee or assurance that the patents or trademarks applied for will be awarded. In the event the Company is not awarded certain patent or trademark claims, or if other companies are granted patent protection on similar and/or competing technology, it may be difficult for us to maintain an advantage over our competition. Even if our patent or trademarks are granted, there is no assurance that competitors will not infringe upon them, or the Company's already issued patent.

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

Developing application prototypes can be time consuming and complicated. Developing prototype applications based upon our patents and intellectual property can be time-consuming and complicated. Problems and delays in the application development and deployment process often arise. Given that we expect a portion of our future revenue to come from licensing particular applications of our patents and intellectual property, any problems or delays in the application development and deployment process could adversely affect our revenue.

We do not carry liability insurance or business interruption insurance. Although we carry customary Director's & Officer's Insurance, we do not carry general liability insurance or business interruption insurance at this time. The company intends to purchase such insurance after it either brings in a material amount of additional revenue or after it raises additional capital. Consequently, if any peril or event occurs that would subject the company to liability or business interruption, we will not be insured for that loss. Such an event could severely affect our ability to conduct our normal business operations and adversely affect both our business operations and our revenue.

                      Trust Licensing, Inc. and Subsidiary
                          (A Development Stage Company)


                                    Contents

                                                                        Page(s)

Report of Independent Registered Public Accounting Firm                   14

 Consolidated Balance Sheet                                               15

 Consolidated Statements of Operations                                    16

 Consolidated Statement of Changes in Stockholders' Deficiency            17

 Consolidated Statements of Cash Flows                                    18

 Notes to Consolidated Financial Statements                            19-29

             Report of Independent Registered Public Accounting Firm

To the Board of Directors of:
Trust Licensing, Inc.
(A Development Stage Company)

We have audited the accompanying consolidated balance sheet of Trust Licensing, Inc. and Subsidiary (a development stage company) as of December 31, 2004 and the related consolidated statements of operations, changes in stockholders' deficiency and cash flows for the years ended December 31, 2004 and 2003 and for the period from July 19, 2001 (inception) to December 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the consolidated financial position of Trust Licensing, Inc. and Subsidiary (a development stage company) as of December 31, 2004, and the consolidated results of their operations, changes in stockholders' deficiency and cash flows for the years ended December 31, 2004 and 2003, and for the period from July 19, 2001 (inception) to December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 9 to the consolidated financial statements, the Company has no revenues, a net loss of $254,568 and cash used in operations of $126,093 in 2004, a working capital deficiency of $497,084, a stockholders' deficiency of $487,221 and a deficit accumulated during development stage of $557,626 at December 31, 2004. These factors raise substantial doubt about its ability to continue as a going concern. Management's plan in regards to these matters is also described in Note
9. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



SALBERG & COMPANY, P.A.
Boca Raton, Florida
February 7, 2005

                                       14


ITEM 7.    FINANCIAL STATEMENTS

                      Trust Licensing, Inc. and Subsidiary
                         (A Development Stage Company)
                           Consolidated Balance Sheet
                               December 31, 2004

ASSETS

Current Assets
  Cash                                                                                      $         33,991
  Due from Related Party                                                                              20,000
                                                                             --------------------------------

Total Current Assets                                                                                  53,991
                                                                             --------------------------------


Office equipment, net of $22,605 accumulated depreciation                                              9,863

                                                                             --------------------------------
Total Assets                                                                                $         63,854
                                                                             ================================

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
  Accounts payable                                                                          $         26,146
  Accounts payable , related party                                                                    47,699
  Accrued expenses                                                                                    10,645
  Accrued compensation, officers                                                                     104,101
  Accrued payroll taxes payable                                                                       17,276
  Note payable, related party                                                                        190,000
  Accrued interest payable, related party                                                              2,563
  Accrued interest payable                                                                             1,270
  Line of credit                                                                                     151,375
                                                                             --------------------------------

Total Current Liabilities                                                                            551,075
                                                                             --------------------------------

Commitments and Contingencies (See Note 8)

Stockholders' Deficiency
  Common stock,  $0.0001 par value; 500,000,000 shares authorized,

   294,066,663 shares issued and outstanding                                                          29,407

  Additional Paid-in Capital                                                                          40,998

  Deficit accumulated during the development stage                                                 (557,626)
                                                                             --------------------------------

Total Stockholders' Deficiency                                                                     (487,221)
                                                                             --------------------------------

Total Liabilities and Stockholders' Deficiency                                              $         63,854


          See Accompanying Notes to Consolidated Financial Statements


                      Trust Licensing, Inc. and Subsidiary
                         (A Development Stage Company)
                     Consolidated Statements of Operations
                                                                                                           For the
                                                                                                         Period from
                                                                        Year ended                      July 19, 2001
                                                                       December 31,                    (Inception) to
                                                                 2004                2003             December 31, 2004
                                                          ---------------------------------------- ------------------------

Revenue                                                       $   -                $    -               $    -

                                                          ---------------------------------------- ------------------------
Operating Expenses

Payroll and contract services                                       369,543             -                    369,543

Professional fees                                                   258,686           162,667                477,733

Research and development                                             30,194             -                     30,194

Rent                                                                 19,255             -                     19,255
Depreciation                                                          9,398             7,178                 22,605

Costs of recapitalization                                           197,217             -                    197,217

General and administrative                                           66,442             2,890                 80,981
Impairment loss
                                                                         -              5,070                 61,265
                                                          ---------------------------------------- ------------------------

Total Operating Expenses                                            950,735           177,805               1,258,793
                                                          ---------------------------------------- ------------------------


Loss from Operations                                               (950,735)         (177,805)             (1,258,793)

Other Income (Expense)

Other income                                                        700,000              -                    705,000
Interest expense - related party
                                                                     (2,563)                                  (2,563)
Interest expense
                                                                     (1,270)             -                    (1,270)
                                                          ---------------------------------------- ------------------------

Total Other Income (Expense)                                        696,167              -                    701,167
                                                          ---------------------------------------- ------------------------

Net Loss                                                   $       (254,568)   $     (177,805)    $         (557,626)
                                                          ======================================== ========================

Net Loss Per Share  - Basic and Diluted                    $            -      $         -        $              -

Weighted average number of shares outstanding
  during the year - basic and diluted                             278,552,307         270,072,000              272,526,649
                                                          ======================================== ========================

          See Accompanying Notes to Consolidated Financial Statements

                      Trust Licensing, Inc. and Subsidiary
                          (A Development Stage Company)
          Consolidated Statement of Changes in Stockholders' Deficiency
Years ended December 31, 2004 and 2003 and for the period from July 19, 2001 (inception) to December 31, 2004

                                  Common Stock
                        ---------------------------------
                                        Shares          Amount          Additional Paid-in       Deficit accumulated     Total
                                                                                               during the development
                                                                             Capital                   stage
                                    --------------------------------  ---------------------- --------------------------------------
Issuance to founders                   270,072,000        $  27,007            $    (7,007)    $          -           $  20,000

Net loss, 2001                                   -                -                       -        (47,059)            (47,059)
                                    --------------------------------  ---------------------- -----------------------------------

Balance, December 31, 2001             270,072,000           27,007                 (7,007)        (47,059)            (27,059)

Net loss, 2002                                   -                -                       -        (78,194)            (78,194)
                                    --------------------------------  ---------------------- -----------------------------------

Balance, December 31, 2002             270,072,000           27,007                 (7,007)       (125,253)           (105,253)

Net loss, 2003                                   -                -                       -       (177,805)           (177,805)
                                    --------------------------------  ---------------------- -----------------------------------

Balance, December 31, 2003             270,072,000           27,007                 (7,007)       (303,058)           (283,058)

Deemed issuance                         22,328,000            2,233                 (2,233)               -                   -

Recapitalization (net equity at reverse         -                -                     405               -                 405
merger date)

Shares issued in exchange for            1,666,663              167                  49,833               -              50,000
consulting fees

Net loss, 2004                                   -                -                       -       (254,568)           (254,568)

                                    --------------------------------  ---------------------- -----------------------------------
Balance, December 31, 2004             294,066,663        $  29,407              $   40,998    $   (557,626)        $  (487,221)
                                    ================================  ====================== ===================================

          See Accompanying Notes to Consolidated Financial Statements

                      Trust Licensing, Inc. and Subsidiary
                         (A Development Stage Company)
                     Consolidated Statements of Cash Flows
                         Year Ended For the period from
                                                                                                   July 19, 2001
                                                                      December 31,                 (Inception) to
                                                                       2004            2003      December 31, 2004
                                                              -------------- ---------------   -----------------------
Cash Flows From Operating Activities:
Net Loss                                                         $(254,568)      $(177,805)           $     (557,626)
Adjustments to reconcile net loss to net cash
  used in operations:

Impairment loss - patent and trademark                                    -           5,070                    61,265

Depreciation                                                          9,398           7,178                    22,605

Stock issued for services                                            50,000               -                    50,000
Changes in operating assets and liabilities:

  Accounts payable                                                (114,477)         131,793                    26,146

  Accounts payable, related party                                    47,699               -                    47,699

  Accrued expenses                                                   10,645               -                    10,645

  Accrued compensation, officer                                     104,101               -                   104,101

  Accrued payroll taxes payable                                      17,276               -                    17,276

  Accrued interest payable, related party                             2,563               -                     2,563

  Accrued interest payable                                            1,270               -                     1,270
                                                              -------------- ---------------   -----------------------

Net Cash Used In Operating Activities                             (126,093)        (33,764)                 (214,056)
                                                              -------------- ---------------   -----------------------

Cash Flows From Investing Activities:

  Purchase of equipment                                            (11,576)         (7,566)                  (32,468)

  Patent and trademark cost disbursements                                 -         (5,070)                  (61,265)

  Cash acquired in recapitalization                                     405               -                       405

  Advance to related party                                         (20,000)               -                  (20,000)
                                                              -------------- ---------------   -----------------------

Net Cash Used In Investing Activities                              (31,171)        (12,636)                 (113,328)
                                                              -------------- ---------------   -----------------------

Cash Flows From Financing Activities:

  Proceeds from issuance of common stock                                  -               -                    20,000

  Proceeds from related party note                                  190,000               -                   190,000

  Proceeds from related party loans                                 110,000          36,000                   266,000

  Proceeds from line of credit                                      151,375               -                   151,375

  Repayments on related party loans                               (266,000)               -                 (266,000)
                                                              -------------- ---------------   -----------------------

Net Cash Provided By Financing Activities                           185,375          36,000                   361,375
                                                              -------------- ---------------   -----------------------
Net Increase (Decrease) in Cash
                                                                     28,111        (10,400)                    33,991


Cash at Beginning of Period                                           5,880          16,280                         -
                                                              -------------- ---------------   -----------------------

Cash at End of Period                                              $ 33,991        $  5,880            $       33,991
                                                              ============== ===============   =======================

Supplemental disclosure of cash flow information:
Cash paid for interest                                               $    -          $    -              $          -
                                                              ============== ===============   =======================
Cash paid for taxes                                                  $    -          $    -              $          -
                                                              ============== ===============   =======================

          See Accompanying Notes to Consolidated Financial Statements

Trust Licensing, Inc. and Subsidiary
(A Development Stage Company)
Notes to Consolidated Financial Statemetns
December 31, 2004

Note 1   Nature of Operations and Summary of Significant Accounting Policies

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

         The Company is a technology and intellectual property company that designs technology concepts with a wide range of potential commercial applications. Currently the Company owns one issued patent, #6,101,534
         ("#534 Patent") (see Notes 7 and 8(A)). The Company intends to license various technologies pursuant to the #534 Patent. The Company was originally formed to leverage an existing patent portfolio (both issued and applied for patents) and related intellectual property and technology. In addition to direct licensing royalty arrangements, it intends to enter into the Company has also enforced its rights pertaining to the patent #534 (see Note 8(A)).

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

         (C) Use of Estimates

         In preparing financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the periods presented. Actual results may differ from these estimates.

         Significant estimates during 2004 and 2003 include depreciable lives on equipment, valuation of intangible assets and valuation allowance for deferred tax assets.

         (D) Cash and Cash Equivalents

         For the purpose of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

         (E) Concentrations

         The Company maintains its cash in bank deposit accounts, which, at times, exceed federally insured limits. As of December 31, 2004, the Company did not have any deposits in excess of federally insured limits. The Company has not experienced any losses in such accounts through December 31, 2004.

Trust Licensing, Inc. and Subsidiary
(A Development Stage Company)
Notes to Consolidated Financial Statemetns
December 31, 2004

         (F) Equipment

         Equipment is stated at cost, less accumulated depreciation.
         Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation is provided using the 200% double declining balance method over the estimated useful lives of the assets, which is five years.

         (G) Long-Lived Assets

         The Company reviews long-lived assets and certain identifiable assets related to those assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recoverable. If the undiscounted future cash flows of the long-lived assets are less that the carrying amount, their carrying amount is reduced to fair value and an impairment loss is recognized. During the years ended December 31, 2004 and 2003, and for the period from July 19, 2001 (inception) to December 31, 2004, the
         Company recognized an impairment loss of $0, $5,070 and $61,265, respectively. The impairment losses are related to previously capitalized amounts relating to the #534 Patent. (See Notes 2, 7 and 8(A))

         (H) Revenue Recognition

         The Company follows the guidance of the Securities and Exchange
         Commission's Staff Accounting Bulletin No. 104 for revenue recognition.
         In general, the Company records revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured. The following policies reflect specific criteria for the various revenues streams of the Company:

         (i)      Royalty Revenue

                  The Company intends to generate and collect periodic royalty revenue in connection with licensing agreements associated with its intellectual property. Royalty revenue is recognized as it is earned. The Company did not recognize any royalty revenue for the years ended December 31, 2004 and 2003, or for the period from July 19, 2001 (inception) to December 31,
                  2004, respectively.

         (ii)     Licensing Revenue

                  The Company recognizes income from licensing of patents ratably over the lesser of the economic or legal life of any granted licenses. The Company did not recognize any licensing revenue for the years ended December 31, 2004 and 2003, or for the period from July 19, 2001 (inception) to December 31,
                  2004, respectively.

         (iii)    Other

                  The Company recognizes other income from patent infringement claims when the claim is settled, whether by negotiation or litigation. The Company recognized other income of $700,000 for the year ended December 31, 2004. (See Note 8(A) and below)

         During the year ended December 31, 2002, the Company recognized $5,000 as a component of other income. The source of this income came from what resulted in a settlement between the Company and an unrelated third party relating to the #534 Patent. There were no continuing commitments in connection with this settlement.

Trust Licensing, Inc. and Subsidiary
(A Development Stage Company)
Notes to Consolidated Financial Statemetns
December 31, 2004

         (I) Net Loss Per Share

         In accordance with Statement of Financial Accounting Standards No. 128,
         "Earnings per Share", basic earnings per share is computed by dividing the net income (loss) less preferred dividends for the period by the weighted average number of shares outstanding. Diluted earnings per share is computed by dividing net income (loss) less preferred dividends by the weighted average number of shares outstanding including the effect of share equivalents. At December 31, 2004 and 2003, and for the period from July 19, 2001 (inception) to December 31,
         2004, there were no common share equivalents, which could potentially dilute future earnings per unit.

         (J) Research and Development Costs

         In 2004, the Company disbursed $30,194 in connection with the maintenance of patent #534. Pursuant to SFAS No. 2, "Research and
         Development Costs" ("SFAS 2"), these disbursements should be expensed as incurred. Research and development expense was $30,194, $0 and $30,194 for the years ended December 31, 2004, 2003 and for the period from July 19, 2001 (inception) to December 31, 2004, respectively.

         (K) Income Taxes

         For the period from July 19, 2001 (inception) to August 24, 2004, TLLLC was taxed as a partnership and was not subject to federal and state income taxes; accordingly, no provision had been made.

         On August 24, 2004, effective with the reverse triangular merger and the change in legal entity from a limited liability corporation to a C-Corporation, the Company accounts for income taxes under the Financial Accounting Standards No. 109 "Accounting for Income Taxes"
         ("Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.
         Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under
         Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period, which includes the enactment date. (See Note 10)

         (L) New Accounting Pronouncements

         Statement No. 144 "Accounting for the Impairment or Disposal of
         Long-Lived Assets" supercedes Statement No. 121 "Accounting for the
         Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121"). Though it retains the basic requirements of SFAS 121 regarding when and how to measure an impairment loss, SFAS 144 provides additional implementation guidance. SFAS 144 excludes goodwill and intangibles not being amortized among other exclusions. SFAS 144 also supercedes the provisions of APB 30, "Reporting the Results of Operations," pertaining to discontinued operations. Separate reporting of a discontinued operation is still required, but SFAS 144 expands the presentation to include a component of an entity, rather than strictly a business segment as defined in SFAS 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS 144 also eliminates the current exemption to consolidation when control over a subsidiary is likely to be temporary. This statement is effective for all fiscal years beginning after December 15, 2001. The adoption of SFAS 144 had a material effect on the Company's financial position, results of operations and liquidity due to the Company reporting impairment charges relating to a contributed patent (see Notes 2, and 7) of $0, $5,070 and $61,265, respectively, for the years ended December 31, 2004 and 2003, and for the period from July 19, 2001 (inception) to December
         31, 2004, respectively.

Trust Licensing, Inc. and Subsidiary
(A Development Stage Company)
Notes to Consolidated Financial Statemetns
December 31, 2004

         In January 2003, the FASB issued FASB Interpretation No. 46,
         "Consolidation of Variable Interest Entities" ("FIN 46"), as amended by
         FIN46(R), which represents an interpretation of Accounting Research
         Bulletin No. 51 ("ARB 51"), "Consolidated Financial Statements". ARB 51 requires that a Company's financial statements include subsidiaries in which the Company has a controlling financial interest. That requirement usually has been applied to subsidiaries in which the Company has a majority voting interest. However, the voting interest approach is not effective in identifying controlling financial interests in entities (referred to as "variable interest entities") that are not controllable through voting interests or in which the equity investors do not bear the residual economic risks. FIN 46 provides guidance on identifying variable interest entities and on assessing whether a Company's investment in a variable interest entity requires consolidation thereof. As amended by FIN 46(R), this interpretation is effective by the end of the first reporting period ending after December 15, 2003 for small business issuers that have special purpose entities and after December 15, 2004 for all other types of variable interest entities. The adoption of FIN 46 did not have a material impact on the Company's consolidated financial position, results of operations, or liquidity.

         In December 2004, the FASB issued SFAS 153 "Exchanges of Non-monetary
         Assets" - an amendment of APB Opinion No. 29. This Statement amended
         APB Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance.
         A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The adoption of this Standard is not expected to have any material impact on the Company's consolidated financial position, results of operations or cash flows.

         In December, 2004, the FASB issued SFAS 123 (revised 2004) "Share-Based
         Payment". This Statement requires that the cost resulting from all share-based transactions be recorded in the financial statements. The
         Statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement in accounting for share-based payment transactions with employees. The Statement also establishes fair value as the measurement objective for transactions in which an entity acquires goods or services from non-employees in share-based payment transactions. The Statement replaces SFAS 123
         "Accounting for Stock-Based Compensation" and supersedes APB Opinion
         No. 25 "Accounting for Stock Issued to Employees". The provisions of this Statement will be effective for the Company beginning with its fiscal year ending 2005. The Company is currently evaluating the impact this new Standard will have on its consolidated financial position, results of operations or cash flows.

         (M) Reclassifications

         Certain amounts in the year 2003 consolidated financial statements have been reclassified to conform to the year 2004 consolidated presentation.

Note 2   Patent

Prior to the formation of TLLLC (July 19, 2001), the individual who is the primary beneficiary of Irrevocable Trust Agreement Number I ("Trust I") (see below) had created, maintained and enhanced the #534 Patent. Pursuant to Staff
Accounting Bulletin Topic 5(G), "Transfers of Nonmonetary Assets by Promoters or
Shareholders", the patent was contributed to the Company at its historical cost basis of $0 as determined under generally accepted accounting principles. (See
Notes 7 and 8(A))

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

Trust Licensing, Inc. and Subsidiary
(A Development Stage Company)
Notes to Consolidated Financial Statemetns
December 31, 2004

The impairment losses are as follows:

July 19, 2001 (inception) to December 31, 2001                $  17,014
Year ended December 31, 2002                                     39,181
Year ended December 31, 2003                                      5,070
Year ended December 31, 2004                                         -
                                                              ------------
Total impairment loss                                         $  61,265
                                                               =========

Note 3   Loans Receivable and Payable, Related Parties

Prior to the merger the Company's sole member and 100% owner was Trust III. The primary beneficiary of Trust III is the Company's Founder. Since July 19, 2001
(Inception) and from time to time, Trust III has advanced working capital to the Company. Total advances prior to the merger were as follows:

July 19, 2001 (inception) to December 31, 2001                $  20,000
Year ended December 31, 2002                                    100,000
Year ended December 31, 2003                                      29,000
Year ended December 31, 2004                                    110,000
                                                              ---------

Total advances from Trust III                                 $259,000
                                                              ========

In addition to the above advances, a separate Trust directly related to the Company's Founder also advanced working capital of $7,000 during the year ended
December 31, 2002.

All $266,000 of these advances were repaid in full on June 7, 2004.  (See Note 7)

An additional $20,000 was advanced to Trust III on June 7, 2004. At December 31,
2004, the $20,000 has been recorded on the balance sheet as Due from a related party. (See Note 7). This amount has been repaid to the Company in full as of February 22, 2005.

All loans to and from Trust III are non-interest bearing, unsecured and due on demand.

Note 4 Note Payable, Related Parties and Accrued Interest Payable, Related Party

On August 24, 2004, the Company issued a note payable for $165,000 to Trust III for a term of nine months bearing interest at the annual rate of 4%. The borrowing was unsecured. The Company used these funds in connection with the reverse triangular merger in order to acquire NMC (a public shell) (see Notes
6(B) and 7). During the year ended December 31, 2004, the entire $165,000 was charged to operations as costs of recapitalization. Of the $165,000 borrowed, $135,000 was paid to NMC's former sole officer and director to acquire NMC and the remaining $30,000 represented a finder's fee paid to an unrelated third party who arranged for the transaction.

On October 8, 2004, the Company issued a note payable for $25,000 to Trust III for a term of nine months bearing interest at the annual rate of 4%. The borrowing was unsecured. (See Note 7)

Total notes payable, related party aggregated $190,000 at December 31, 2004.

At December 31, 2004, the Company had accrued interest payable with a related party for $2,563.

See Notes 6(B) and 7.

Trust Licensing, Inc. and Subsidiary
(A Development Stage Company)
Notes to Consolidated Financial Statemetns
December 31, 2004

Note 5   Line of Credit

On October 6, 2004, the Company entered into a revolving line of credit as evidenced by a promissory note. Pursuant to the terms of the promissory note, the Company may borrow up to $250,000. The interest rate is variable and can adjust on a daily basis to the Wall Street Journal Prime Rate. This rate plus
1.5% will be the amount of the variable interest rate. On the date in which the promissory note was executed, the Company's initial rate was 6.25%. The note is unsecured. The debt is being guaranteed by an entity controlled by the Company's
Chairman. At December 31, 2004, the Company had drawn down $151,375 on the line of credit and accrued a liability for $151,375.

At December 31, 2004, the Company had accrued interest payable of $1,270.

See Note 11 for additional draw down.

Note 6   Stockholders' Deficiency

(A)      Stock issuances

     On or about July 19, 2001 (Inception), the Company sold 100 units for
     $20,000 to Trust III. (See Note 7) On August 24, 2004, the Company issued
     1,666,663 shares of its common stock having a fair value of $0.03 per share aggregating $50,000 in exchange for consulting services rendered. The fair value of the stock was based on a mutual understanding between the Company and the service provider based on the value of the services provided. There have been no recent cash offerings in which to base the fair value per share. In addition, the stock was not publicly traded as of December 31, 2004.

(B)      Recapitalization

     On August 24, 2004 (the "recapitalization date"), the Company was acquired by an inactive publicly held Delaware corporation in a transaction accounted for as a reverse triangular merger and recapitalization of the Company. The members/stockholders of the Company received 270,072,000 common shares of the publicly held company or approximately 93% of the total outstanding voting common stock just subsequent to the reverse triangular merger and after giving effect to a 1:10 reverse common stock split of the Delaware Corporation prior to the reverse triangular merger.
     The shares of common stock were issued to the members of TLLLC as follows;
     Trust III, the sole member of TLLLC prior to the recapitalization received
     195,054,000 shares, the Company's President and CEO received 65,018,000 shares and the Company's Executive Vice President and Secretary received
     10,000,000 shares. As part of the reverse triangular merger, NMC redeemed
     2,000,000 (post-split) shares of its common stock from its sole director and former principal shareholder for cash consideration paid to the former principal stockholder of NMC totaling $135,000. The 2,000,000 shares were cancelled, retired and available for future reissuance. Immediately prior to the closing, Trust Licensing, LLC borrowed $165,000 from Trust III, a related party, (See Notes 4 and 7). The entire $165,000 was charged to operations as a cost of recapitalization.

     In addition to the $165,000 paid for the public shell, the Company incurred and paid an additional $32,217 (see Note 7) for certain related legal and other professional fees associated with the recapitalization. For the year ended December 31, 2004, the Company charged the statement of operations for $197,217 as total costs of recapitalization.

     As a result of the above recapitalization, the original shareholders of the publicly held shell are deemed to have been issued 22,328,000 common shares of the Company. All share and per share information in the accompanying consolidated financial statements has been retroactively restated to reflect the recapitalization.

     The Company's financial statements just after the transaction consist of the assets and liabilities of both entities at historical cost, the historical operations of the Company (TLLLC), and the operations of the publicly held corporation from the recapitalization date.

Trust Licensing, Inc. and Subsidiary
(A Development Stage Company)
Notes to Consolidated Financial Statemetns
December 31, 2004

     (C) Corporate Name Change

     On September 15, 2004, the Company changed its name from New Mountaintop
     Corporation to Trust Licensing, Inc.

Note 7   Related Parties

On July 19, 2001  (inception),  the Company  sold 100 units for $20,000 to Trust
III. (See Note 3)

On August 13, 2001, the patent was validly assigned from the individual/promoter to Trust I and simultaneously assigned from Trust I to TLLLC. Effective August
24, 2004, the patent is owned by Trust Licensing, Inc. as a result of the reverse triangular merger. (See Note 2)

During the period  from July 19, 2001  (inception)  to December  31,  2004,  the
Company  received working capital from related parties  totaling  $266,000.  The
Company also repaid the entire $266,000 on June 7, 2004. (See Note 3)

During the year ended December 31, 2004, the Company advanced Trust III $20,000.
(See Note 3)

On August 24, 2004 and October 8, 2004, the Company issued notes payable for
$165,000 and $25,000 respectively. In connection with these notes, the Company recorded $2,563 of interest expense (See Note 4)

During 2004, the Company engaged a law firm whose counsel is the father of the Company's President. The Company had total expenses in 2004 of $46,399 for legal fees to this related party. Of the total, $14,182 was for legal fees subsequent to the reverse merger and $32,217 was for legal fees associated with the direct costs of recapitalization. (See Note 6(B)).

During 2004, we paid approximately $6,500 for professional services rendered to our acting Chief Financial Officer. At December 31, 2004, $4,500 remains payable. The acting Chief Financial Officer is also the trustee of Trust III.

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

     The $700,000 was recorded as other income during the year ended December
31, 2004.

Trust Licensing, Inc. and Subsidiary
(A Development Stage Company)
Notes to Consolidated Financial Statemetns
December 31, 2004

(B)      Employment Agreements

     On August 23, 2004, the Company entered into the following employment agreements:

1. Chairman of the Board
a. Term is from August 23, 2004 to August 23, 2006. b. Salary will be $175,000 per year

2. President and CEO
a. Term is from August 23, 2004 to August 23, 2006. b. Salary will be $175,000 per year

3. Executive Vice President
a. Term is from August 23, 2004 to August 23, 2006. b. Salary will be $132,000 per year

     At December 31, 2004, the Company accrued $104,101 in connection with these employment agreements.

(C)      Consulting Agreement

     On August 23, 2004, the Company entered into a consulting agreement with the former sole officer and director of NMC. Under the terms of the agreement, the consultant will provide certain financial consulting services. The term of the agreement is from August 23, 2004 to August 23, 2006. The consultant will receive $2,500 per month as compensation. All accrued fees shall be immediately payable to the consultant upon receiving net cash financing proceeds of at least $500,000. At December 31, 2004, the Company accrued $10,645 in connection with this consulting agreement.

Note 9 Going Concern

As reflected in the accompanying consolidated financial statements, the Company has a net loss of $254,568 and net cash used in operations of $126,093, respectively for the year ended December 31, 2004 and a working capital deficiency of $497,084, deficit accumulated during the development stage of $557,626 and a stockholders' deficiency of $487,221 at December 31, 2004. The
Company has no operating revenues. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan, raise capital, and generate revenues from the licensing of the #534 Patent. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Note 10 Income Taxes

There was no income tax expense for the years ended December 31, 2004 and 2003 due to the Company's net losses and utilization of net operating loss carryforwards. Additionally, during the period from July 19, 2001 (inception) to August 23, 2004, the Company was taxed as a partnership and was not subject to federal and state income taxes; accordingly, no provision had been made.

Trust Licensing, Inc. and Subsidiary
(A Development Stage Company)
Notes to Consolidated Financial Statemetns
December 31, 2004

The Company's tax expense differs from the "expected" tax expense for the year ended December 31, 2004, (computed by applying the Federal Corporate tax rate of 34% to loss before taxes), as follows:

                                                2004                    2003
                                           --------------------    -----------
Computed "expected" tax expense (benefit)   (86,553)               $     -

Change in valuation allowance
                                             86,553                      -
                                          --------------------    -------------
                                               -                         -
                                          ====================    =============

The effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities at December 31, 2004 are as follows:

Deferred tax assets:
Net operating loss carryforward                                  (86,553)
                                                        ----------------------
Total gross deferred tax assets                                  (86,553)
Less valuation allowance                                          86,553
                                                        ----------------------
Net deferred tax assets                                               -
                                                        ======================

The Company has a net operating loss carryforward of approximately $254,568 available to offset future taxable income expiring 2024. Utilization of this loss may be limited due to a change in control, which occurred on August 24, 2004 (See Note 1 (A)).

The valuation allowance at December 31, 2003 was $0. The net change in valuation allowance during the year ended December 31, 2004 was an increase of $86,553.

Note 11 Subsequent Events

On January 12, 2005, the Company adopted the Trust Licensing Equity Incentive
Plan ("The Plan"). Pursuant to the Plan, the following terms exist:

(i)      Number of Shares Available

         The Company may issue up to 50,000,000 shares of its common stock.

(ii)     Individual Award Limitation

         The maximum number of Shares granted hereunder to any one participant may not exceed twenty percent (20%) of the total shares subject to the Plan.

(iii)    Eligibility

         Incentive stock options ("ISO") may be granted only to employees
         (including officers and directors) of the Company or of a Parent or Subsidiary of the Company. All other Awards may be granted to employees, officers, directors, consultants and advisors of the Company or any Parent, Subsidiary or Affiliate of the Company, provided such consultants and advisors render bona fide services not in connection with the offer and sale of securities in a capital-raising transaction.
         A person may be granted more than one Award under the Plan.

Trust Licensing, Inc. and Subsidiary
(A Development Stage Company)
Notes to Consolidated Financial Statemetns
December 31, 2004

(iv)     Options

         Each Option granted under the Plan shall be evidenced by an Award
         Agreement which shall expressly identify the Option as an ISO or Non-qualified stock option ("NQSO") ("Stock Option Agreement"), and be in such form and contain such provisions (which need not be the same for each Participant) as the Committee shall from time to time approve, and which shall comply with and be subject to the terms and conditions of the Plan.

(v)      Exercise Period

         Options shall be exercisable within the times or upon the events determined by the Committee as set forth in the Stock Option Agreement;
         provided, however, that no Option shall be exercisable after the expiration of ten (10) years from the date the Option is granted, and provided further that no Option granted to a person who directly or by attribution owns more than ten percent (10%) of the total combined voting power of all classes of stock of the Company or any Parent or Subsidiary of the Company ("Ten Percent Shareholder") shall be exercisable after the expiration of five (5) years from the date the Option is granted. The Committee also may provide for the Options to become exercisable at one time or from time to time, periodically or otherwise, in such number or percentage as the Committee determines.

(vi)     Exercise Price

         The Exercise Price shall be determined by the Committee when the Option is granted and may be not less than the par value of a Share on the date of grant provided that: (i) the Exercise Price of an ISO shall be not less than one hundred percent (100%) of the Fair Market Value of the Shares on the date of grant; (ii) the Exercise Price of any ISO granted to a Ten Percent Shareholder shall not be less than one hundred ten percent (110%) of the Fair Market Value of the Shares on the date of grant; and (iii) the Exercise Price of any option granted that the Committee intends to qualify under Section 162(m) of the Code, shall not be less than one hundred percent (100%) of the Fair Market Value of the Shares on the date of grant.

a.       Limitations on ISO's

         The aggregate Fair Market Value (determined as of the date of grant) of Shares with respect to which ISO's are exercisable for the first time by a Participant during any calendar year (under the Plan or under any other incentive stock option plan of the Company or any Affiliate, Parent or Subsidiary of the Company) shall not exceed One Hundred
         Thousand Dollars ($100,000). If the Fair Market Value of Shares on the date of grant with respect to which ISO's are exercisable for the first time by a Participant during any calendar year exceeds One Hundred
         Thousand Dollars ($100,000), the Options for the first One Hundred
         Thousand Dollars ($100,000) worth of Shares to become exercisable in such calendar year shall be ISO's and the Options for the amount in excess of One Hundred Thousand Dollars ($100,000) that become exercisable in that calendar year shall be NQSO's. In the event that the Code or the regulations promulgated thereunder are amended after the Effective Date of the Plan to provide for a different limit on the Fair Market Value of Shares permitted to be subject to ISO's, such different limit shall be automatically incorporated herein and shall apply to any Options granted after the effective date of such amendment.

During the period between January 1, 2005 and February 22, 2005, the Comapny elected to draw down substantially all of the remaining balance on its $250,000 line of credit.

Trust Licensing, Inc. and Subsidiary
(A Development Stage Company)
Notes to Consolidated Financial Statemetns
December 31, 2004

On February 22, 2005, Irrevocable Trust Agreement Number III paid the Company
$20,000 to repay amounts previously owed to the Comapny and included on the Company's financial statemetns as "Due From Related Party." As of February 22,
2005, no amounts are currently owed to the Company from Irrevocable Trust
Agreement Number III or any other related or affilated party.



ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
           FINANCIAL DISCLOSURE
               None.

ITEM 8A.    CONTROLS AND PROCEDURES

         Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief
Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B.    OTHER INFORMATION

None.

                                    PART III

ITEM 9.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   Information about our Sole Director may be found earlier in this report under the section entitled "EXECUTIVE OFFICERS OF THE REGISTRANT." Our Sole Director is a compensated executive but receives no additional compensation for service on the Board.


ITEM 10.    EXECUTIVE COMPENSATION

The following table discloses executive compensation received for the three fiscal years ended December 31, 2004.

                           SUMMARY COMPENSATION TABLE

Name and Principal Position              Year            Annual Compensation                   Long-Term               All Other
                                                         -------------------
                                                                                          Compensation Awards        Compensation
                                                                                      Restricted     Securities
                                                                                        Stock        Underlying
                                                        Salary           Bonus       Award(s) ($)    Options (#)
-----------------------------------------------------------------------------------------------------------------------------------
Leigh M. Rothschild                      2004     $122,662(1)       $      -0-        $   -0-        $   -0-         $3,750.00(2)
Chairman                                 2003     $ -0-             $      -0-        $   -0-        $   -0-         $  -0-
                                         2002     $ -0-             $      -0-        $   -0-        $   -0-         $  -0-


Jeffrey W. Sass                          2004     $122,662(3)        $      -0-        $   -0-        $   -0          $3,750.00(4)
President and Chief Executive Officer    2003     $ -0-             $      -0-        $   -0-        $   -0-         $   -0-
                                         2002     $ -0-             $      -0-        $   -0-        $   -0-         $   -0-


Michael R. Moore                         2004     $77,014(5)        $      -0-        $   -0-        $   -0-         $   -0-
Executive Vice President, Business       2003     $ -0-             $      -0-        $   -0-        $   -0-         $   -0-
    and Legal Affairs                    2002     $ -0-             $      -0-        $   -0-        $   -0-         $   -0-

-----------------------------------------------------------------------------------------------------------------------------------

(1) Mr. Rothschild executed an employment agreement with the Company on August 23, 2004. The base annual salary is $ 175,000. Mr. Rothschild's
         2004 salary was calculated to inlcude: (a) pre-merger compensation earned from Trust Licensing, LLC during 2004; and (b) post-merger compensation earned from the Company for the period of August 23, 2004 through December 31, 2004. To provide assistance to the Company's cash flow, Mr. Rothschild agreed to defer payment of $41,958 of his base salary until a later, unspecified date. This amount has been accrued as a current liability on the Company's Balance Sheet.

(2) Represents the approximate value of a monthly automobile allowance as provided in Mr. Rothschild's employment agreement.

(3)      Mr. Sass executed an employment agreement with the Company on August
         23, 2004. The base annual salary is $ 175,000. Mr. Sass's 2004 salary was calculated to include: (a) pre-merger compensation earned from Trust Licensing, LLC during 2004; and (b) post-merger compensation earned from the Company for the period of August 23, 2004 through December 31, 2004. To provide assistance to the Company's cash flow, Mr. Sass agreed to defer paymentof $41,958 of his base salary until a later,unspecified date. This amount has been accrued a current liability on the Company's Balance Sheet.

(4) Represents the approximate value of a monthly automobile allowance as provided in Mr. Sass's employment agreement.

(5)      Mr. Moore executed an employment agreement with the Company on August
         23, 2004. The base annual salary is $ 132,000. Mr. Moore's 2004 salary was calculated to include: (a) pre-merger compensation earned from Trust Licensing, LLC during 2004; and (b) post-merger compensation earned from the Company for the period of August 23, 2004 through December 31, 2004. To provide assistance to the Company's cash flow, Mr. Moore agreed to defer payment of approximately $25,182 of his base salary until a later,unspecified date. This amount has been accrued as a current liability on the Company's Balance Sheet.



ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
            RELATED STOCKHOLDER MATTERS.

SECURITY OWNERSHIP

The following table sets forth as of February 7, 2005 certain information as of the record date concerning the beneficial ownership of our common stock by: (i)
each person known by us to be the beneficial owner of more than 5% of our outstanding common stock, (ii) each director, (iii) each of the named executive officers (as defined below), and (iv) all executive officers and directors as a group.

Names                                                 Amount and Nature of Beneficial
                                                                 Ownership                   Percent
                                                             of Common Shares                of Class
--------------------------------------------------------------------------------------------------------
                                                                 173,427,700                    59.0%
Leigh M. Rothschild

Irrevocable Trust Agreement Number III                           126,785,100                   43.1%

Jeffrey W. Sass                                                  65,018,000                    22.1%

Michael R. Moore                                                 10,000,000                     3.4%

Jay Howard Linn                                                   2,000,000                     *

Executive Officers, Directors as a group (4 persons)             250,445,700                    85.1%

--------------------------------------------------------------------------------------------------------
* = Less than 1%

(1) Includes 46,642,600 shares owned by Mr. Rothschild directly and 126,785,100 owned by Irrevocable Trust Agreement Number III, a trust in which Mr. Rothschild is a direct beneficiary.

EQUITY INCENTIVE PLAN

On  January  12,  2005 Mr.  Leigh M.  Rothschild,  as the sole  Director  of the
Company,  approved the Equity  Incentive Plan (the "Plan")  covering  50,000,000 shares of the Company's common stock.

The Plan provides a means whereby employees, officers, directors, and certain consultants and independent contractors of the Company ("Qualified Grantees") may acquire the Common Shares of the Company pursuant to grants of: (i) incentive stock options ("ISO"); (ii) non-qualified stock options (the "NQSO");
and (iii) restricted stock. A summary of the significant provisions of the Plan is set forth below. A copy of the full Plan is annexed as Exhibit A to this Information Statement. The following description of the Plan is qualified in its entirety by reference to the Plan itself.

The  purpose  of the Plan is to,  among  other  things,  further  the  long-term stability,  continuing growth and financial success of the Company by attracting and retaining key employees,  directors and selected advisors through the use of stock incentives,  while stimulating the efforts of these individuals upon whose judgment  and  interest  the  Company is and will be largely  dependent  for the successful  conduct of its  business.  The Company  believes  that the Plan will strengthen these persons' desire to remain with the Company and will further the
identification  of  those  persons'   interests  with  those  of  the  Company's
shareholders.

The Plan shall be administered by the Compensation Committee of the Board of Directors. The membership of the Committee shall be constituted so as to comply at all times with the then applicable requirements under the Exchange Act and
Section 162(m) of the Internal Revenue Code. However, until additional Directors are elected, Mr. Leigh M. Rothschild, the sole Director, will administer the Plan and have the ability to grant options and restricted stock under the Plan and also to appoint designees to assist him in the administration of the Plan.

The Plan provides that options to purchase up to 50,000,000 Common Shares of the
Company  may be  issued  to  the  employees,  officers,  directors  and  certain consultants and independent contractors.  All present and future employees shall be  eligible to receive  incentive  awards  under the Plan,  and all present and future non-employee directors shall be eligible to receive non-statutory options under the Plan. An eligible  employee or  non-employee  director being awarded a grant shall be notified in writing of such grant,  which  notice shall state the number of shares for which options are granted,  the option price per share, and
conditions    surrounding    the   grant   and    exercise   of   the   options.

The exercise price of shares of Company Stock covered by an ISO shall be not less than 100% of the fair market value of such shares on the date of grant;
provided that if an ISO is granted to an employee who, at the time of the grant, is a 10% shareholder, then the exercise price of the shares covered by the incentive stock option shall be not less than 110% of the fair market value of such shares on the date of grant. The Plan also provides for cashless exercise of Options. In such event, there maybe a charge to the earnings of the Company with respect to the cashless exercise of the Options.

The Compensation Committee (or the sole Director, as the case may be) may determine the number of shares that may be awarded to a participant as restricted stock and the provisions relating to risk of forfeiture and may determine that the restricted stock is only earned upon the satisfaction of performance goals established by the Committee. The Committee shall also determine the nature, length and starting date of any performance period and the terms thereof. The maximum number of shares that may be granted to any participant may not exceed 20% of the total shares subject to the Plan.

As of the date of this information statement no options or restricted stock have been granted under the Plan.

U.S. Federal Income Tax Consequences

The rules governing the U.S. federal tax treatment of stock options,  restricted stock  and  shares  acquired  upon the  exercise  of  stock  options  are  quite technical.  Therefore,  the description of U.S.  federal income tax consequences set forth  below is  necessarily  general in nature  and does not  purport to be complete. Moreover, the statutory provisions are subject to change, as are their interpretations,  and their application may vary in individual circumstances. In particular,  the  "American  Jobs  Creation  Act  of  2004"  imposed  new  rules concerning the taxation of various deferred compensation arrangements. It is not clear  whether,  and to what  extent,  these new rules apply to awards under the
Plan.  Although  the  Company  does not believe  that awards  under the Plan are affected  by the new  rules,  there can be no  assurance  to that  effect  until adequate guidance is forthcoming from the U.S. Treasury Department. Finally, the tax consequences  under applicable state,  local and foreign income tax laws may
not   be   the   same   as   under   the   U.S.   federal   income   tax   laws.

INCENTIVE  STOCK  OPTIONS.  ISOs  granted  pursuant to the Plan are  intended to qualify as  incentive  stock  options  within the meaning of Section 422A of the
Internal  Revenue Code. If the  participant  makes no  disposition of the shares acquired  pursuant to  exercise of an ISO within one year after the  transfer of shares to such  participant and within two years from grant of the option,  such participant  will realize no taxable income as a result of the grant or exercise of such  option,  and any  gain or loss  that is  subsequently  realized  may be treated as  long-term  capital  gain or loss,  as the case may be.  Under  these circumstances,  neither  the Company  nor any  subsidiary  will be entitled to a deduction for federal income tax purposes with respect to either the issuance of
the    ISOs   or   the    issuance    of    shares    upon    their    exercise.

If shares acquired upon exercise of ISOs are disposed of prior to the expiration of the above time periods, the participant will recognize ordinary income in the year in which the  disqualifying  disposition  occurs,  the amount of which will generally be the lesser of (i) the excess of the fair market value of the shares on the date of exercise  over the option price,  or (ii) the gain  recognized on such  disposition.  Such amount will ordinarily be deductible for federal income tax  purposes by the Company or  subsidiary  for whom the  participant  performs services  ("service  recipient")  in the same  year,  provided  that the  amount constitutes  reasonable  compensation  for  services  that  would  result  in  a deduction for U.S.  federal income tax purposes and that certain  federal income tax withholding  requirements are satisfied. In addition, the excess, if any, of the amount realized on a disqualifying  disposition over the market value of the
shares  on  the  date  of   exercise   will  be   treated   as   capital   gain.

The foregoing discussion does not consider the impact of the alternative minimum tax, which may be particularly applicable to the year in which an ISO is exercised.

NONQUALIFIED STOCK OPTIONS. A participant who acquires shares by exercise of a NQSO generally realizes as taxable ordinary income, at the time of exercise, the difference between the exercise price and the fair market value of the shares on the date of exercise. Such amount will ordinarily be deductible by the service recipient for federal income tax purposes in the same year, provided that the amount constitutes reasonable compensation for services that would result in a deduction for U.S. federal income tax purposes and that certain federal income tax withholding requirements are satisfied. Subsequent appreciation or decline in the value of the shares on the sale or other disposition of the shares will generally be treated as capital gain or loss.

RESTRICTED STOCK. A participant granted shares of restricted stock under the Plan is not required to include the value of such shares in ordinary income until the first time such participant's rights in the shares are transferable or are not subject to substantial risk of forfeiture, whichever occurs earlier, unless such participant timely files an election under Section 83(b) of the Internal Revenue Code to be taxed on the receipt of the shares. In either case, the amount of such income will be equal to the excess of the fair market value of the stock at the time the income is recognized over the amount (if any) paid for the stock. The service recipient will ordinarily be entitled to a deduction, in the amount of the ordinary income recognized by the participant, for the service recipient's taxable year in which the participant recognizes such income, provided that the amount constitutes reasonable compensation for services that would result in a deduction for U.S. federal income tax purposes and that certain federal income tax withholding requirements are satisfied.

On February 14, 2005 one Option was granted to a non-executive employee for 2,000,000 shares, which Options are exercisable at $.02 per share representing the fair market value at the date of grant. The Options vest 680,000 on August
26, 2005 and at the rate of 55,000 per month thereafter.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Several transactions involving related parties were consummated in connection with the reverse merger:

1. Prior to the merger the Company's sole member and 100% owner was Trust III. The primary beneficiary of Trust III is the Company's Founder. Since July 19, 2001 (Inception) and from time to time, Trust III has advanced working capital to the Company. Total advances, prior to the merger, were as follows:

July 19, 2001 (inception) to December 31, 2001                $  20,000
Year ended December 31, 2002                                  $ 100,000
Year ended December 31, 2003                                  $  29,000
Year ended December 31, 2004                                  $ 110,000
                                                              ---------

Total advances from Trust III                                 $ 259,000
                                                               ========

In addition to the above advances, a separate Trust directly related to the Company's Founder also advanced working capital of $7,000 during the year ended December 31, 2002.

All $266,000 of these advances were repaid in full on June 7, 2004. (See Note 7 of the Financial Statements)

An additional $20,000 was advanced to Trust III on June 7, 2004. At December 31, 2004, the $20,000 has been recorded on the balance sheet as a loan receivable from a related party. (See Note 7 of the Financial Statements). This amount has been repaid to the Company in full as of February 22,2 005.

All loans to and from Trust III are non-interest bearing, unsecured and due on demand.

Included in the amounts set forth above, $165,000 is represented by a Note bearing interest at a rate of four percent (4.00%) and all principal and accrued interest thereon is due and payable on May 24, 2005. Our Chairman is the primary beneficiary of Trust III. These funds were utilized as set forth in paragraph 2 below.

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

3. We entered into employment agreements with Leigh M. Rothschild, our Chairman of the Board, Jeffrey W. Sass, our President and Chief Executive Officer, and Michael R. Moore, our Executive Vice President. Annual base salaries under the employment contracts are $ 175,000, $ 175,000, and $ 132,000, respectively. The initial term of each contract runs through August 23, 2006. The Company owes accrued salary and benefits to each of these officers. As of December 31, 2004, the Company has accrued $104,101 as a current liability for this purpose.

4. In addition to payment for services provided in the ordinary course of business, the former outside counsel of New Mountaintop Corporation was paid a finder's fee of thirty-thousand dollars ($ 30,000) and 1,666,663 shares of the Company's common stock. The fair value of the stock was based on a mutual understanding between the Company and the service provider; there had been no recent cash offerings upon which to base the fair value per share. Also, the stock was not publicly traded at that time.

5. Effective November 16, 2004, the Company entered into a transaction with Bristol Bank pursuant to which the Company has access to a two hundred and fifty thousand dollar ($ 250,000) line of credit. In general, all or any portion of the $ 250,000 may be drawn down at any time, and must be repaid in full by October 25, 2006, with interest at the rate of 6.250%. In addition, commencing November 25, 2004 and continuing each consecutive month thereafter, the Company must pay accrued interest on outstanding amounts owed. The Company intends on using the line of credit for general working capital and may also repay some or all of the loans with Trust III. The credit line is guaranteed by Trust III and secured by a Certificate of Deposit owned by the Chairman of the Company. As previously noted, the Chairman of our Board of Directors is the primary beneficiary of Trust III. As of December 31, 2004, the Company has drawn down $151,375 from the line of credit. As of February 22, 2005, the Company has drawn down substantially all of the $250,000 line of credit.

6. On July 19, 2001 (inception), the Company sold 100 units for $20,000 to Trust
III. (See Note 3 of the Financial Statements)

7. On August 13, 2001, the patent was validly assigned from the individual/promoter to Trust I and simultaneously assigned from Trust I to TLLLC. Effective August 24, 2004, the patent is owned by Trust Licensing, Inc. as a result of the reverse triangular merger. (See Note 2 of the Financial Statements)

8. During the period from July 19, 2001 (inception) to December 31, 2004, the Company received working capital totaling $266,000. The Company also repaid the entire $266,000 on June 7, 2004. (See Note 3 of the Financial Statements)

9. During the year ended December 31, 2004, the Company advanced Trust III $20,000. (See Note 3 of the Financial Statements)

10. On August 24, 2004 and October 8, 2004, the Company issued notes payable for $165,000 and $25,000 respectively. (See Note 4 of the Financial Statements)

11. During 2004, the Company engaged a law firm whose counsel is the father of the Company's President. The Company had total expenses of $46,399 for legal fees to this related party. Of the total, $14,182 was for legal fees subsequent to the reverse merger and $32,217 was for legal fees associated with the direct costs of recapitalization. (See Note 6(B) of the Financial Statements).

12. As of December 31, 2004, Jay Howard Linn earned fees of approximately $11,000 for professional services rendered as our Acting Chief Financial Officer. Mr. Linn has been paid $6,500 of this amount and $4,500 remains owed to him. Mr. Linn is Trustee of Trust III.

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K.

    Exhibits:

    3A. Articles of Incorporation *

    3B. Amendment of Articles of Incorporation of Trust Licensing, Inc. (formerly New Mountaintop Corporation incorporated by reference to Form 8-K for the period August 25, 2004 filed as
    Exhibit 5.

    3C.      By-Laws *
    4.       Form of Stock Certificate *
    10.1     Agreement and Plan of Merger Among New Mountaintop
             Corporation,  Trust Licensing,  Inc.
             and Trust Licensing, LLC dated August 24, 2004 incorporated by reference to Form 8-K for the period August 25, 2004 filed as
             Exhibit 1
    10.2     Employment Agreement with Leigh M. Rothschild
             incorporated by reference to Form 8-K for the period
             August 25, 2004 filed as Exhibit 2.
    10.3     Employment Agreement with Jeffrey W. Sass
             incorporated by reference to Form 8-K for the period
             August 25, 2004 filed as Exhibit 3.
    10.4     Employment Agreement with Michael R. Moore
             incorporated by reference to Form 8-K for the period
             August 25, 2004 filed as Exhibit 4.
    10.5     Amendment of the Certificate of Incorporation of New
             Mountaintop Corporation incorporated by reference to Form 8-K for the period August 25, 2004 filed as
             Exhibit 6.
    10.6     Consulting Agreement with Mark Golden incorporated by
             reference to Form 8-K for the period August 25, 2004 filed as Exhibit 7.
    10.7     Amended Certificate of Incorporation of Trust Licensing, Inc.*
             *  Filed herewith


                  Form 8-K

                           Form 8-K reporting period August 25, 2004 reporting
                           Item 1.01, Item 2.01, Item 5.01, Item 5.02, Item 5.03
                           and Item 9.01 filed with the Securities and Exchange Commission on August 25, 2004.

                           Form 8-K reporting period October 11, 2004 reporting
                           Item 4.01 and Item 7 filed with the Securities and Exchange Commission on October 11, 2004

                           Form 8-K/A reporting period October 11, 2004
                           reporting Item 4.10 and Item 9.01 filed with the Securities and Exchange Commission on October 22, 2004

                           Form 8-K/A reporting period November 8, 2004 reporting Item 9.01 filed with the Securities and Exchange Commission on November 8, 2004

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

We paid or accrued an aggregate of approximately $23,000 in fees for professional services rendered by Salberg & Company, P.A. in connection with required audits associated with the reverse merger transaction and the audit of our financial statements for the fiscal year ending December 31, 2004 and the review of our financial statements included in the Quarterly Report on Form 10-QSB for the quarter ending September 30, 2004. Prior to the reverse merger, the management of New Mountaintop Corporation (the predecessor to our company) utilized the professional services of Dorra, Shaw & Dugan. Dorra Shaw reported that the Company's financial statements during each of the two-year period ended December 31, 2003 and for the interim quarterly periods ending March 31, 2004 and June 30, 2004 did not contain an adverse opinion or disclaimer opinion, nor were such reports qualified or modified as to uncertainty, audit scope or accounting principles. Dorra Shaw was dismissed on October 11, 2004, in connection with the change in the company's management and business. During the two-year period ended December 31, 2003, and the subsequent interim period preceding their dismissal, the Company did not have any disagreements with Dorra Shaw on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Dorra Shaw would have caused it to make a reference to the subject matter of the disagreements in connection with its reports.


ITEM 20.

         Form 14C - filed with the Securities and Exchange Commission on August 26, 2004, incorporated by reference

         Form 14C - filed with the Securities and Exchange Commission on January 14, 2005, incorporated by reference



ITEM 31.  CERTIFICATIONS

         Exhibit 31 A - Certification of Chief Executive Officer
         Exhibit 31 B - Certification of Chief Financial Officer
         Exhibit 32 -   Certification Pursuant to Section 906 of the
                        Sarbanes-Oxley Act of 2002

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in the City of Plantation, State of Florida, on March 9, 2005

Trust Licensing, Inc.

By: \s\ Jeffrey Sass
    Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities indicated on March 9, 2005.

Signature                               Title

Leigh M. Rothschild             Chairman and Sole Director

Jeffrey W. Sass                 President and Chief Executive Officer

Jay Howard Linn                 Acting Chief Financial Officer

                                                            EXHIBIT 31A


                                 CERTIFICATIONS

I, Jeffrey W. Sass, certify that:

1. I have reviewed this annual report on Form 10-KSB of Trust Licensing, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

March 9, 2005

/s/ Jeffrey W. Sass
President and Chief Executive Officer

                                                           EXHIBIT 31B

                                 CERTIFICATIONS

I, Jay Howard Linn, certify that:

1. I have reviewed this annual report on Form 10-K of Trust Licensing, Inc.

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

March 9, 2005

/s/  Jay Howard Linn
Acting Chief Financial Officer

                                                              Exhibit 32

                           CERTIFICATIONS PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                            (18 U.S.C. SECTION 1350)

In connection with the Annual Report of Trust Licensing, Inc., a Delaware corporation (the "Company"), on Form 10-KSB for the year ended December 31, 2004, as filed with the Securities and Exchange Commission (the "Report"), Jeffrey W. Sass, President and Chief Executive Officer of the Company and Jay Howard Linn, Acting Chief Financial Officer of the Company, respectively, do each hereby certify, pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. ss. 1350), that to his knowledge:

   (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

   (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Jeffrey W. Sass
President and Chief Executive Officer
March 9, 2005

/s/ Jay Howard Linn
Acting Chief Financial Officer
March 9, 2005

[A signed original of this written statement required by Section 906 has been provided to Trust Licensing, Inc. and will be retained by Trust Licensing, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.]