Form 10QSB
period 2005-05-13
Trust Licensing, Inc., F/K/A New Mountaintop CORP
filed 2005-05-16
CIK 1302135

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                   (Mark One)

 (X) Quarterly report under section 13 or 15 (d) of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2005

  ( )Transition report under section 13 or 15 (d) of the Exchange Act of 1934

              For the transition period from _________ to _________

                        Commission file number 000-18689
                            -------------------------

                              TRUST LICENSING, INC.
                             ----------------------
             (Exact name of registrant as specified in its charter)

Delaware                                               06-1238435
-----------------------------------------------------------------------------
(State or Other Jurisdiction                 (IRS Employer  Identification No.)
 of Incorporation or Organization)

950 South Pine Island Road, Suite A150-1094,       Plantation, Florida 33324
------------------------------------------------------------------------------
       (Address of Principal Executive Offices)                    (Zip Code)

                                 (954) 727-8218

                (Issuer's Telephone Number, Including Area Code)

                           NEW MOUNTAINTOP CORPORATION
-----------------------------------------------------------------------------
          (Former Name or Former Address, if Changed Since Last Report)

         Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ x ] Yes [ ] No

         Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. [ x ] Yes [ ] No

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 294,066,663 shares of common stock and were outstanding as of May 13, 2005.

    Transitional Small Business Disclosure Format (check one): Yes [ ] No [ ]

                                                       PART I
                                               FINANCIAL INFORMATION

Item 1. Financial Statements


                                                                               Page(s)

Consolidated Balance Sheet (Unaudited)                                            1

Consolidated Statements of Operations (Unaudited)                                 2

Consolidated Statements of Cash Flows (Unaudited)                                 3

Notes to Consolidated Financial Statements (Unaudited)                            4


Item 2. Management's Discussion and Analysis and Plan of Operation               14

Item 3. Controls and Procedures. See attached Exhibit 31 and
 Exhibit 32 Certifications                                                       25


                                                      PART II

Item 1. Legal Proceedings                                                        27

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds              27

Item 3. Defaults Upon Senior Securities                                          29

Item 4. Submission of Matters to a Vote of Security Holders                      29

Item 5. Other Information                                                        29

Item 6. Exhibits and Reports on Form 8-K                                         29

Signatures                                                                       31





                      Trust Licensing, Inc. and Subsidiary
                          (A Development Stage Company)
                           Consolidated Balance Sheet
                                 March 31, 2005
                                 ---------------
                                   (Unaudited)

                                     ASSETS
Current Assets
  Cash                                                                $     3,158
  Prepaid Expenses                                                          8,223
---------------------------------------------------------------------------------
Total Current Assets                                                       11,381
---------------------------------------------------------------------------------

Office equipment, net of $27,222 accumulated depreciation                   6,031
---------------------------------------------------------------------------------

Total Assets                                                          $    17,412
------------------------------------------------------------------------=========

                      LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
  Accounts payable                                                    $    35,224
  Accounts payable, related party                                          94,139
  Accrued expenses                                                         20,577
  Accrued compensation, officers                                          150,267
  Accrued payroll taxes payable                                            17,276
  Note payable, related party                                             220,000
  Accrued interest payable, related party                                   4,490
  Accrued interest payable                                                  1,503
---------------------------------------------------------------------------------
Total Current Liabilities                                                 543,476
---------------------------------------------------------------------------------

Long Term Liabilities
  Line of credit                                                          248,375
---------------------------------------------------------------------------------
Total Liabilities                                                         791,851
---------------------------------------------------------------------------------
Commitments and Contingencies (See Note 8)

Stockholders' Deficiency
  Common stock,  $0.0001 par value; 500,000,000 shares authorized,
    294,066,663 shares issued and outstanding                              29,407
  Additional Paid-in Capital                                               44,964
  Deficit accumulated during the development stage                       (848,810)
----------------------------------------------------------------------------------
Total Stockholders' Deficiency                                           (774,439)
----------------------------------------------------------------------------------
Total Liabilities and Stockholders' Deficiency                        $    17,412
------------------------------------------------------------------------==========

     See accompanying notes to unaudited consolidated financial statements.

                                                            Trust Licensing, Inc. and Subsidiary
                                                               (A Development Stage Company)
                                                           Consolidated Statements of Operations
                                                           --------------------------------------
                                                                          (Unaudited)

                                                                                        For the
                                                                                      Period from
                                                        Three Months Ended           July 19, 2001
                                                             March 31                (Inception) to
                                                       2005           2004           March 31, 2005
                                                   -------------  -------------- -----------------------

Revenue                                                     $ -             $ -                     $ -
                                                   -------------  -------------- -----------------------

Operating Expenses
Payroll, contract services and stock based compensation 149,601          10,846                 519,144
Professional fees                                        63,685               -                 541,418
Research and development                                 12,123               -                  42,317
Rent                                                      6,825           1,551                  26,080
Depreciation                                              4,617           2,142                  27,222
Costs of recapitalization                                     -               -                 197,217
General and administrative                               49,224           6,471                 130,205
Impairment loss                                               -           1,287                  61,265
                                                   -------------  -------------- -----------------------

Total Operating Expenses                                286,075          22,297               1,544,868
                                                   -------------  -------------- -----------------------


Loss from Operations                                   (286,075)        (22,297)             (1,544,868)

Other Income (Expense)
Other income                                                  -               -                 705,000
Interest expense                                         (5,109)              -                  (8,942)
                                                   -------------  -------------- -----------------------

Total Other Income (Expense), net                        (5,109)              -                 696,058
                                                   -------------  -------------- -----------------------

Net Loss                                             $ (291,184)      $ (22,297)             $ (848,810)
                                                   =============  ============== =======================

Net Loss Per Share  - Basic and Diluted                    0.00            0.00                    0.00
                                                   =============  ============== =======================


Weighted average number of shares outstanding
  during the period - basic and diluted             294,066,663     270,072,000             273,961,587
                                                   =============  ============== =======================


     See accompanying notes to unaudited consolidated financial statements.

                                                      Trust Licensing, Inc. and Subsidiary
                                                          (A Development Stage Company)
                                                       Consolidated Statements of Cash Flows
                                                       -------------------------------------
                                                                   (Unaudited)

                                                                                 For the
                                                                               Period from
                                                          Three Months Ended   July 19, 2001
                                                              March 31        (Inception) to
                                                           2005       2004    March 31, 2005
                                                         ---------- --------- ---------------

Cash Flows From Operating Activities:
Net Loss                                                 $(291,184) $(22,297)     $ (848,810)
Adjustments to reconcile net loss to net cash
  used in operations:
Impairment loss - patent and trademark                           -         -          61,265
Depreciation                                                 4,617     2,142          27,222
Stock issued for services                                        -         -          50,000
Stock options granted                                        3,966         -           3,966

Changes in operating assets and liabilities:

  (Increase) Decrease

  Prepaid Expenses                                          (8,224)        -          (8,224)

  Increase (Decrease)

  Accounts payable                                           9,077  (140,623)         35,223
  Accounts payable, related party                           46,440         -          94,139
  Accrued expenses                                           9,932    80,444          20,577
  Accrued compensation, officers                            46,166         -         150,267
  Accrued payroll taxes payable                                  -     1,847          17,276
  Accrued interest payable, related party                    1,927         -           2,797
  Accrued interest payable                                     234         -           3,197
                                                         ---------- --------- ---------------
Net Cash Used In Operating Activities                     (177,049)  (78,487)       (391,105)
                                                         ---------- --------- ---------------

Cash Flows From Investing Activities:
  Purchase of equipment                                       (784)   (4,419)        (33,252)
  Patent and trademark cost disbursements                        -         -         (61,265)
  Cash acquired in recapitalization                              -         -             405
  Advance from related party                                     -         -          20,000
  Loan repayment received from related party                20,000         -         (20,000)
                                                         ---------- --------- ---------------

Net Cash Used Provided By (Used In) Investing Activities    19,216    (4,419)        (94,112)
                                                         ---------- --------- ---------------

Cash Flows From Financing Activities:
  Proceeds from issuance of common stock                         -         -          20,000
  Proceeds from related party notes                         30,000         -         220,000
  Proceeds from related party loans                              -         -               -
  Proceeds from line of credit                              97,000         -         248,375
  Proceeds from related party loans                              -    80,000         266,000
  Repayments of related party loans                              -         -        (266,000)
                                                         ---------- --------- ---------------
Net Cash Provided By Financing Activities                  127,000    80,000         488,375
                                                         ---------- --------- ---------------

Net Increase (Decrease) in Cash                            (30,833)   (2,906)          3,158

Cash at Beginning of Period                                 33,991     5,880               -
                                                         ---------- --------- ---------------

Cash at End of Period                                      $ 3,158    $2,974         $ 3,158
                                                         ========== ========= ===============

Supplemental disclosure of cash flow information:

Cash paid for interest                                         $ -       $ -             $ -
                                                         ========== ========= ===============

Cash paid for taxes                                            $ -       $ -             $ -
                                                         ========== ========= ===============


     See accompanying notes to unaudited consolidated financial statements
                                       3


ITEM 1            FINANCIAL STATEMENTS


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

It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair consolidated financial statement presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year.

For further information, refer to the audited consolidated financial statements and footnotes of the Company for the year ending December 31, 2004 included in the Company's Form 10-KSB.

Note 2   Nature of Operations and Summary of Significant Accounting Policies
         ------------------------------------------------------------------

(A)      Nature of Business

Trust Licensing, LLC ("TLLLC") was formed as a Florida limited liability corporation on July 19, 2001. On August 24, 2004, the Company entered into a transaction that was treated as a recapitalization with a publicly held shell known as New Mountaintop Corporation ("NMC"). NMC was incorporated in Delaware on December 11, 1989. On August 23, 2004, NMC formed a wholly owned subsidiary named Trust Licensing, Inc. ("TLI") (legal acquirer), a Florida corporation, which TLLLC was merged into in a transaction treated as a recapitalization of TLLLC. (See Note 7(B) regarding recapitalization). For purposes of clarity, the consolidated entity consisting of the parent, Trust Licensing, Inc. (f/k/a NMC), and the wholly owned subsidiary, TLI, are hereafter collectively referred to as the "Company."

The Company is a technology and intellectual property company that designs technology concepts with a wide range of potential commercial applications.
Currently the Company owns one issued patent, #6,101,534 ("#534 Patent") (see
Notes 3, 8 and 9(A)). The Company intends to license various technologies pursuant to the #534 Patent. The Company was originally formed to leverage an existing patent portfolio (both issued and applied for patents) and related intellectual property and technology. In addition to direct licensing royalty arrangements it intends to enter into, the Company has also enforced its rights pertaining to the patent #534.

Activities during the development stage include acquisition of equity-based financing, acquisition of and creation of intellectual properties and certain research and development activities to improve current technological concepts.

(B)      Principles of Consolidation

The consolidated financial statements include the accounts of Trust Licensing, Inc. (f/k/a New Mountaintop Corporation), a Delaware corporation, and its wholly owned subsidiary, Trust Licensing, Inc., a Florida corporation
(successor-by-merger to Trust Licensing, LLC). As previously noted, these entities are hereafter collectively referred to as the "Company." All significant intercompany accounts and transactions have been eliminated in consolidation.

(C)      Long-Lived Assets

The Company reviews long-lived assets and certain identifiable assets related to those assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recoverable. If the undiscounted future cash flows of the long-lived assets are less that the carrying amount, their carrying amount is reduced to fair value and an impairment loss is recognized. During the three months ended March 31, 2005 and 2004, and for the period from July 19, 2001 (inception) to March 31, 2005, the Company recognized an impairment loss of $ 0, $ 1,287, and $61,265, respectively. The impairment losses are related to previously capitalized amounts relating to the #534 Patent. (See Notes 3, 8 and 9(A)).

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

The Company intends to generate and collect periodic royalty revenue in connection with licensing agreements associated with its intellectual property.
Royalty revenue is recognized as it is earned. The Company did not recognize any royalty revenue for the three months ended March 31, 2005 or 2004 or for the period from July 19, 2001 (inception) to March 31, 2005, respectively.

The Company recognizes income from licensing of patents ratably over the lesser of the economic or legal life of any granted licenses. The Company did not recognize any licensing revenue for the three months ended March 31, 2005, the three months ended March 31, 2004, or for the period from July 19, 2001
(inception) to March 31, 2005.

The Company recognizes "other income" from patent infringement claims when the claim is settled, whether by negotiation or litigation. The Company recognized no "other income" for the three months ended March 31, 2005 or 2004, or for the period from July 19, 2001 (inception) to March 31, 2005. (See Note 9(A) and below).

During the year ended December 31, 2002, the Company recognized $5,000 as a component of "other income". The source of this income came from what resulted in a settlement between the Company and an unrelated third party relating to the #534 Patent. There were no continuing commitments in connection with this settlement. During the year ended December 31, 2004, $700,000 was recognized from a patent infringement claim. (See Note (9(A))

(E)      Net Loss Per Share

In accordance with Statement of Financial Accounting Standards No. 128,
"Earnings per Share", basic earnings per share is computed by dividing the net income (loss) less preferred dividends for the period by the weighted average number of shares outstanding. Diluted earnings per share is computed by dividing net income (loss) less preferred dividends by the weighted average number of shares outstanding including the effect of share equivalents. At March 31, 2005 there were 2,000,000 employee options outstanding ("Issued Options") that could potentially dilute future earnings per share (See Note 7(D)). For the three months ended March 31, 2004 there were no common share equivalents. For the period from July 19, 2001 (inception) to March 31, 2005, the 2,000,000 Issued
Options represented the only common share equivalents which could potentially dilute future earnings per share.

(F)  Stock Based Compensation
The Company follows the fair value method under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based
Compensation," in accounting for stock- based transactions with employees and non-employees.



In December 2002, SFAS No. 148, "Accounting for Stock-Based Compensation -
Transition and Disclosure," was issued. This pronouncement amends SFAS No. 123,
"Accounting for Stock-Based Compensation," and provides guidance to companies that wish to voluntarily change to the fair value based method of accounting for stock-based employee compensation, among other provisions. The Company has historically accounted for, and will continue to account for, its employee stock-based compensation under the fair value based method provisions of SFAS
No. 123, and therefore the issuance of SFAS No. 148 did not have any impact on the Company's consolidated financial position, results of operations or cash flows.
(G)      New Accounting Pronouncements

Statement No. 144 "Accounting for the Impairment or Disposal of Long-Lived
Assets" supercedes Statement No. 121 "Accounting for the Impairment of
Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121").
Though it retains the basic requirements of SFAS 121 regarding when and how to measure an impairment loss, SFAS 144 provides additional implementation guidance. SFAS 144 excludes goodwill and intangibles not being amortized among other exclusions. SFAS 144 also supercedes the provisions of APB 30, "Reporting the Results of Operations," pertaining to discontinued operations. Separate reporting of a discontinued operation is still required, but SFAS 144 expands the presentation to include a component of an entity, rather than strictly a business segment as defined in SFAS 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS 144 also eliminates the current exemption to consolidation when control over a subsidiary is likely to be temporary. This statement is effective for all fiscal years beginning after December 15, 2001. The adoption of SFAS 144 had a material effect on the Company's financial position, results of operations and liquidity due to the Company reporting impairment charges relating to a contributed patent (see Notes
3 and 8) of $ 0, $ 1,287, and $ 61,265 respectively for the three months ended
March 31, 2005, 2004, and for the period from July 19, 2001 (inception) to March
31, 2005.

In December 2004, the FASB issued SFAS 153 "Exchanges of Non-monetary Assets" - an amendment of APB Opinion No. 29. This Statement amended APB Opinion 29 to eliminate the exception for non- monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The adoption of this Standard is not expected to have any material impact on the Company's consolidated financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 123 ("SFAS 123") (revised 2004)
"Share-Based Payment". This Statement requires that the cost resulting from all share-based transactions be recorded in the financial statements. The Statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement in accounting for share-based payment transactions with employees.
The Statement also establishes fair value as the measurement objective for transactions in which an entity acquires goods or services from non- employees in share-based payment transactions. The Statement replaces SFAS 123 "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25 "Accounting for
Stock Issued to Employees". The provisions of this Statement will be effective for the Company beginning with its fiscal year ending 2005. The has adopted the provisions of SFAS No. 123.

(H)         Research and Development Costs

In 2004, the Company disbursed $9,194 in connection with the maintenance of patent #534. Pursuant to SFAS No. 2, "Research and Development Costs" ("SFAS
2"), these disbursements should be expensed as incurred. Research and development expense was $ 12,123 for the three months ended March 31, 2005, $0 for the three months ended March 31, 2004, and $ 42,317 for the period from July
19, 2001 (inception) to March 31, 2005.




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

The impairment losses are as follows:

July 19, 2001 (inception) to December 31, 2001                      $  17,014
Year ended December 31, 2002                                        $  39,181
Year ended December 31, 2003                                        $   5,070
Year ended December 31, 2004                                        $      -
Three  months ended March 31, 2005                                  $      -
                                                                    -----------

Total impairment loss                                               $   61,265
                                                                    ==========

Note 4                 Loans Receivable and Payable, Related Parties
                       ---------------------------------------------

Prior to the merger TLLLC was owned by: Irrevocable Trust Agreement Number III
("Trust III"), TLLLC's Founder (who is also the current Company's Chairman), the
Company's current Chief Executive Officer, and the Company's current Executive
Vice President. The primary beneficiary of Trust III is the Company's Founder.
Since July 19, 2001 (Inception) and from time to time, Trust III has advanced working capital to TLLLC and to the Company. Total advances were as follows:

July 19, 2001 (inception) to December 31, 2001                      $  20,000
Year ended December 31, 2002                                        $ 100,000
Year ended December 31, 2003                                        $  29,000
Year ended December 31, 2004                                        $ 110,000
Three months ended March 31, 2005                                   $     -
                                                                    ----------

Total advances from Trust III                                       $ 259,000
                                                                    =========

 These "advances" do not include amounts borrowed from Trust III pursuant to certain Notes Payable. Notes Payable to Trust III are detailed in "Notes
Payable, Related Party and Accrued Interest Payable, Related Party" in Note 5.

In addition to the above advances, a separate Trust directly related to the Company's Founder also advanced working capital of $7,000 during the year ended
December 31, 2002.

All $266,000 of these advances were repaid in full on June 7, 2004.  (See Note 7).

An additional $20,000 was advanced to Trust III on June 7, 2004. The full $
20,000 was repaid to the Company on February 22, 2005. (See Note 8).




All loans to and from Trust III were non-interest bearing, unsecured and due on demand.

Note 5    Note Payable, Related Party and Accrued Interest Payable, Related Party
           ---------------------------------------------------------------------

On August 24, 2004, the Company issued a note payable for $165,000 to TLLLC for a term of nine months bearing interest at the annual rate of 4%. The borrowing was unsecured. These funds were used in connection with the reverse triangular merger in order to acquire NMC (a public shell) (see Notes 7(B).

During the year ended December 31, 2004, the entire $165,000 was charged to operations as costs of recapitalization. Of the $165,000 borrowed, $135,000 was paid to NMC's former sole officer and director to acquire NMC and the remaining
$30,000 represented a finder's fee paid to an unrelated third party who arranged for the transaction.

October 8, 2004, the Company issued a note payable for $ 25,000 to Trust III for a term of nine months bearing interest at the annual rate of 4%. The borrowing was unsecured. The Company used these funds in connection with its general operations.

On March 9, 2005 the Company entered into a line of credit arrangement to borrow up to an additional $55,000 from Trust III. The Company borrowed $ 30,000 of this amount as of March 31, 2005. The line of credit arrangement is evidenced by the issuance of a Promissory Note/Line of Credit. The note bears interest at 10% per annum and is payable at the earlier of the Company receive a bridge loan or equity investment that nets proceeds to the Company of at least $ 300,000, or December 9, 2005. Total notes payable, related party aggregated $ 220,000 at March 31, 2005. At March 31,2005, the Company had accrued interest payable with a related party for $4,490.
(See Note 8)

Note 6                 Line of Credit

On October 6, 2004, effective November 16, 2004, the Company entered into a transaction with a Bank pursuant to which the Company has access to a two hundred and fifty thousand dollar ($ 250,000) line of credit. In general, all or any portion of the $ 250,000 may be drawn down at any time, and must be repaid in full by October 25, 2006, with interest at prime plus 1.5%. In addition, commencing November 25, 2004 and continuing each consecutive month thereafter, the Company must pay accrued interest on outstanding amounts owed. The Company intends on using the line of credit for general working capital and may also repay some or all of the loans with Trust III. The credit line is guaranteed by Trust III and secured by a Certificate of Deposit owned by the Chairman of the Company. The Chairman of the Board of Directors is the primary beneficiary of Trust III. As of March 31, 2005, the Company reflected a long term liability of $248,375 and related accrued interest of $1,503.

Note 7                 Stockholders' Deficiency

(A)         Stock issuances

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

There were no stock issuances for the three month period ending March 31, 2005.

(B)         Recapitalization

On August 24, 2004 (the "recapitalization date"), the Company was acquired by an inactive publicly held Delaware corporation in a transaction accounted for as a reverse triangular merger and recapitalization of the Company. The members of TLLLC received 270,072,000 common shares of the publicly held company or approximately 93% of the total outstanding voting common stock just subsequent to the reverse triangular merger and after giving effect to a 1:10 reverse common stock split of the Delaware Corporation prior to the reverse triangular merger. The shares of common stock were issued to the members of TLLLC as follows; Trust III received 195,054,000 shares, the Company's President and CEO received 65,018,000 shares and the Company's Executive Vice President and Secretary received 10,000,000 shares. As part of the reverse triangular merger, NMC redeemed 2,000,000 (post-split) shares of its common stock from its sole director and former principal shareholder for cash consideration paid to the former principal stockholder of NMC totaling $135,000. The 2,000,000 shares were cancelled, retired and available for future reissuance. Immediately prior to the closing, TLLLC borrowed $165,000 from Trust III, a related party, (See Note 5).
The entire $165,000 was charged to operations as a cost of recapitalization.

In addition to the $165,000 paid for the public shell, the Company incurred and paid an additional $32,217 for certain related legal and other professional fees associated with the recapitalization. For the year ended December 31, 2004, the Company charged the statement of operations for $ 197,217 as total costs of recapitalziation. There are no additional charges for recapitalization during the three months ended March 31, 2005.

As a result of the above recapitalization, the original shareholders of the publicly held shell are deemed to have been issued 22,328,000 common shares of the Company. All share and per share information in the accompanying unaudited consolidated financial statements has been retroactively restated to reflect the recapitalization.

The Company's financial statements just after the transaction consist of the assets and liabilities of both entities at historical cost, the historical operations of TLLLC, and the operations of the publicly held corporation from the recapitalization date.

(C)      Corporate Name Change

On September 15, 2004, the Company changed its name from New Mountaintop
Corporation to Trust Licensing, Inc.

(D)  Common Stock Options and Warrants Issued for Services
The following summarizes the Company's employee stock option activity for the three months ended March 31, 2005: The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model in accordance with SFAS No. 123R. The company granted 2,000,000 stock options to an employee on February 14, 2005 which were valued at $40,000. There were no stock option grants during the years ended December 31, 2004 or 2003.
The following represents the weighted-average assumptions used by management for the February 14, 2005 stock option grant:

                  Stock price                        $0.02
                  Exercise price                     $0.02
                  Dividend yield                     0%
                  Expected volatility                307%
                  Risk-free interest rate            4.08%
                  Expected holding periods           10 years

         A summary of the options issued to employees as of March 31, 2005, December 31, 2004 and 2003 and changes during the periods is presented below:


                                                                  Number of               Weighted Average
                                                                   Options                 Exercise Price
                                                           -----------------------     -----------------------
Stock Options
Balance at December 31, 2003                                                 -       $          -
Granted                                                                      -       $                   -
Exercised                                                                    -       $                   -
Forfeited                                                                    -       $                   -
                                                           -----------------------     -----------------------
Balance at December 31, 2004                                                 -       $            -
Granted                                                           2,000,000          $           0.02
Exercised                                                                    -       $            -
Forfeited                                                                    -       $            -
                                                           -----------------------     -----------------------
Balance at March 31, 2005                                    $    2,000,000          $           0.02
                                                                  =============               =========

Options exercisable at March 31, 2005                        $               -                    -
                                                                                              =========
Weighted average fair value of options granted                                       $           0.02
during 2005
                                                                                              ==========

The following table summarizes information about employee stock options and consultant options outstanding at March 31, 2005:


                                 Options Outstanding                                                  Options Exercisable
--------------------------------------------------------------------------------------     ----------------------------------
                                                     Weighted
                              Number                  Average             Weighted                Number                  Weighted
       Range of           Outstanding at             Remaining             Average            Exercisable at              Average
       Exercise            March 31,                Contractual           Exercise               March 31,                Exercise
         Price               2005                      Life                 Price                  2005                    Price
     -------------     ---------------------     -----------------     ---------------     ---------------------       ------------
   $   0.02                 2,000,000                 10.00 Years      $    0.02                    -                    $     -

The Issued Options consist of one option granted to a non-executive employee on February 14, 2005 for 2,000,000 shares, which is exercisable at $ 0.02 per share
(the fair market value at the date of grant.) The Issued Option was granted pursuant to the Company's Equity Incentive Plan. These Issued Options vest
680,000 on August 26, 2005 and at a rate of 55,000 per month thereafter. As a result, the employee is not vested in the option grant, thus there are no exercisable options currently outstanding as of March 31, 2005. The options are accounted for as graded vesting options pursuant to SFAS 123. Accordingly, the Company has expensed $3,966 as compensation for the three months ended
March 31, 2005. (See Note 8)

Note 8                     Related Parties

On July 19, 2001  (inception),  the Company  sold 100 units for $20,000 to Trust
III. (See Note 3)




On August 13, 2001, the patent was validly assigned from the individual/promoter to Trust I and simultaneously assigned from Trust I to TLLLC. Effective August
24, 2004, the patent is owned by TLI as a result of the reverse triangular merger. (See Note 3)

During the period from July 19, 2001 (inception) to December 31, 2004, the
Company received working capital from related parties totaling $266,000. The
Company also repaid the entire $266,000 on June 7, 2004. (See Note 3).

During the year ended December 31, 2004, the Company advanced Trust III $20,000.
(See Note 3).

On August 24, 2004, October 8, 2004, and March 9, 2005, the Company issued notes payable for $165,000, $25,000 and $55,000 respectively from Trust III. (As previously noted, as of March 31, 2005 the Company had drawn down $30,000 of the $55,000 available under the March 9, 2005 note.) In connection with these notes, the Company recorded $4,490 of interest expense (See Note 5).

During 2004, the Company engaged a law firm whose counsel is the father of the Company's President and Chief Executive Officer. The Company had total expenses in 2004 of $46,399 for legal fees to this related party. Of the total, $14,182 was for legal fees subsequent to the reverse merger and $32,217 was for legal fees associated with the direct costs of recapitalization. (See Note 7(B)).
Total fees paid as of March 31, 2005 aggregated $58,623.

During 2004, we paid approximately $6,500 for professional services rendered to our acting Chief Financial Officer. At December 31, 2004, $4,500 remains payable. The acting Chief Financial Officer is also the trustee of Trust III.

During 2005, the Company granted 2,000,000 stock options to an employee valued at $40,000. (See Note 7(D))

Note 9            Commitments and Contingencies

(A)     Litigation Settlement - Other Income

During 2003, the Company filed suit in the United States District Court of the Southern District of Florida against an unrelated third-party for, among other things, infringement of the '534 Patent (Case No. 03- 20672). A subsequent related civil action was initiated by the third party against the Company in the Superior Court of California, County of Santa Clara for, among other things, breach of contract (Case No. 103-009764). The settlement was finalized on May 5, 2004 and paid on June 4, 2004 under the following terms:

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





(B)      Employment Agreements

On August 23, 2004, The Company entered into the following employment agreements:

         (A) Chairman of the Board
                 (i) Term is from August 23, 2004 to August 23, 2006.
                (ii) Salary will be $175,000 per year

         (B)  President and CEO
                 (i) Term is from August 23, 2004 to August 23, 2006.
                (ii) Salary will be $175,000 per year

         (C)  Executive Vice President
                 (i) Term is from August 23, 2004 to August 23, 2006.
                (ii) Salary will be $132,000 per year

On May 1, 2005, the employment contract for the Company's executive vice president was amended to conform the benefits to those received by the Company's other executive officers and to increase the base salary to $160,000 annually.
This individual has agreed to accept payment of salary at the pre-amendment contracted salary rate until August 24, 2005. Currently and until August 24, 2005, the salary increase will be accrued and added to total compensation owed to this officer.

(C)              Consulting Agreement

On August 23, 2004, the Company entered into a consulting agreement with the former sole officer and director of NMC. Under the terms of the agreement, the consultant will provide certain financial consulting services. The term of the agreement is from August 23, 2004 to August 23, 2006. The consultant will receive $2,500 per month as compensation. All accrued fees shall be immediately payable to the consultant upon receiving net cash financing proceeds of at least
$500,000. At March 31, 2005, the Company accrued $18,145 in connection with this consulting agreement.

Note 10                   Going Concern

As reflected in the accompanying unaudited consolidated financial statements, the Company has a net loss of $291,184 and net cash used in operations of $177,049 for the three months ended March 31, 2005, and an accumulated deficit of $848,810, a working capital deficiency of $532,095 and a stockholders' deficiency of $774,439 at March 31, 2005.

The Company has no operating revenues. The Company has incurred cumulative losses since inception and has funded operations primarily through related-party loans and investor capital. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan, raise capital, and generate revenues from the licensing of the #534
Patent. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company is currently a development stage company and its continued existence is dependent upon the Company's ability to resolve its liquidity problems, principally by obtaining additional debt financing and/or equity capital. In May
2004, the Company received net proceeds of $475,000 from the settlement of a lawsuit (see Note 9(A)). The settlement of the lawsuit provided the Company operating capital but due to other commitments pertaining to employment agreements (see Note 9(B)) and future cash requirements to implement the business plan, there remains doubt about the Company's ability to continue as a going concern. The Company has yet to generate an internal cash flow, and until licensing activities commence, the Company is very dependent upon debt and equity funding.



Note 11                   Subsequent Events

On April 14, 2005, the company entered into a Standby Equity Distribution
Agreement ("SEDA") with Cornel Capital, Inc. ("Cornell"). Pursuant to the SEDA , the Company may, at its discretion, periodically sell to Cornell shares of common stock for a total purchase price of up to $10,000,000. For each share of common stock purchased under the SEDA, Cornell will pay the Company 98% of the lowest volume weighted average price of the Company's common stock as quoted by Bloomberg, LP on the Over-the- Counter Bulletin Board or other principal market on which the Company's common stock is traded for the 5 days immediately following the notice date. Further, Cornell will retain 6% of each advance under the SEDA . In connection with the SEDA , Cornell received a commitment fee in the form of the Commitment Shares. As part of the SEDA the Company agreed to issue to Cornell 3,800,000 shares of which 1,900,000 shares have been issued as of May 13, 2005. The balance will be issued at the closing of the second installment of the Promissory Note described below.

Pursuant to the SEDA, on April 14, 2005 Cornell was also issued the Cornell
Warrant for 200,000 shares of the Company's Common Stock. The Cornell Warrant is exercisable for a period of two (2) years. The exercise price per share under the Cornell Warrant is $0.01 per share.

In connection with the SEDA the company entered into the Placement Agent
Agreement with Monitor Capital, Inc. ("Monitor"). As consideration for to the
Placement Agent Agreement, the Company issued Monitor 200,000 shares of its common stock ("Placement Agent Shares").

On April 14, 2005, the Company entered into the Consulting Agreement with
Knightsbridge Holdings , LLC ("Knightsbridge") whereby Knightsbridge will assist the Company in a variety of areas including, but not limited to financial, strategic and related developmental growth. The agreement runs for a term of six (6) months, and will continue on a month-to-month basis thereafter subject to a right to cancel upon thirty (30) days written notice. The Company is obligated to pay Knightsbridge a monthly retainer of $2,000.00 and issued
Knightsbridge 4,441,000 shares of the company's common stcok ("Knightsbridge
Shares"). Knightsbridge is also entitled to additional compensation in the future based upon any transactions that they bring to the Company.

Simultaneous with the execution of the SEDA , the Company executed a Promissory
Note (the "Note") in favor of Montgomery Equity Partners, Ltd. ("Montgomery"), an institutional fund in the principal amount of $600,000. The Company plans on using the proceeds of the Note as bridge financing. The Note proceeds were received by the Company in two installments of $300,000. The first installment was paid on April 15, 2005 and the second installment is scheduled to be received by the Company two (2) days prior to the Company's filing of the required registration statement. The Note accrues interest at the rate of twenty-four (24%) percent per year and matures one (1) year from its issuance date. For the first six (6) months, the Company shall make payments of interest only. Thereafter, the Company shall make payments of principal and interest as set forth in the Note. Notwithstanding the foregoing, the first two (2) payments of interest were deducted from the first installment payment and the second (2) months of interest will be deducted from the second installment payment. The
Note is secured by a first priority lien on all of the Company's assets. As further security for the Company's obligations under the Note, the Company pledged 60,000,000 shares of its common stock to Montgomery. In the Event of Default under the Note, Montgomery shall have the right to receive the pledged shares at a rate equal to three times the number of shares of the common stock to be necessary to effectuate repayment of the principal and accrued interest due and outstanding, from the pledged shares at the price per share equal to the closing bid price of the Company's common stock, as quoted by Bloomberg, LP, on the date of issuance of the Note.

On April 28, 2005, Mr. Leigh M. Rothschild, as the sole Director of the Company:
(a) approved an Amendment to the Certificate of Incorporation increasing the authorized Common Stock from 500,000,000 to 750,000,000; (b) increasing the number of Directors on the Company's Board to four (4) Directors; and (c) appointing Jeffrey W. Sass, Michael R. Moore, and Adam Bauman as additional
Directors of the Company, subject to the filing and mailing of the requisite
Form 14-C with the Securities and Exchange Commission.

On April 28, 2005, Trust III, Jay Howard Linn, Trustee, owning approximately
42%, Jeffrey W. Sass, owning approximately 22%, Michael Moore, owning approximately 3% and Leigh M. Rothschild, owning approximately 16% of the outstanding shares of common stock of the Company, as of the applicable record date, each signed a written consent approving the Amendment to the Certificate of Incorporation in accordance with the provisions of Section 228 of the Delaware Corporation Law.



Item 2           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

MANAGEMENT'S DISCUSSION AND ANALYSIS OF INTERIM FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-QSB, including this Management's Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933 and the Securities Exchange Act of 1934. These statements are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as "expects," "anticipates," "targets," "goals," "projects," "intends," "plans,"
"believes," "seeks," "estimates," "continues," "may," variations of such words, and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our business and other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that these forward- looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Readers are referred to risks and uncertainties identified below, under "Risk Factors" and elsewhere herein. We undertake no obligation to revise or update any forward-looking statements for any reason.

OVERVIEW

On August 24, 2004 the Company, through a newly formed wholly owned subsidiary acquired, by merger, all of the assets and business of TLLLC. As consideration for the merger the Company issued 270,072,000 shares of its common stock, par value $.0001 per share representing approximately 93% of its issued and outstanding shares (after giving effect to a 1:10 reverse stock split.) The reverse merger was accompanied by a change in the Company's Board of Directors, its management, and its business focus. Prior to the merger, the Company had not conducted regular business operations for several years; rather, its primary focus was seeking a business to acquire.

Currently, through the operations of our wholly-owned subsidiary, we are now a technology and intellectual property company that architects and licenses various technology concepts, with a wide range of potential commercial applications. (For purposes of convenience and clarity to the reader, for the balance of this discussion we refer to the Company and its wholly-owned operating subsidiary interchangeably, unless otherwise noted.)

We plan to leverage an existing patent portfolio and related intellectual property and technology in order to build a collection of licensees in the areas of entertainment content (film, music, video), education, advertising, travel and promotion. In addition to pursuing direct licensing royalty arrangements, we will also seek to enforce our existing issued patent and any subsequently issued or acquired issued patents against those that infringe. We may also actively incubate and/or acquire equity interests in select growth- oriented companies that can benefit from integration and utilization of our intellectual property.
We may also seek to acquire additional patents and patent portfolios.

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

We are a development stage company and remain in the very early stages of implementing our business plan. Nonetheless, we have already successfully generated other income and taken other actions to increase the value of our issued patent. Over time, our plan is to attempt to generate revenue from several sources. These sources may include royalties from patent and technology licensing, the development and sale of software applications that use our intellectual property, and from revenue sharing opportunities that arise from the "unlocking" or "release" of embedded content (for example, hidden additional content on trailers and soundtracks can be used to stimulate immediate impulse-buy online purchases). We believe that if these potential revenue streams materialize in a timely and meaningful fashion, it will enable us to increase shareholder value. However, we do not believe that cash flow from operations alone will be sufficient to fund our activities in the next 12 months. As of March 31, 2005, the Company had total assets of approximately $
17,412 ($3,158 of which is cash), and total liabilities of approximately
$791,851. As described below, we will need to obtain additional financing for us to both implement our plans and to continue as a going concern.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires us to make judgments, assumptions, and estimates that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Note 2 to the Unaudited Consolidated Financial Statements describes the significant accounting policies and methods used in the preparation of the Consolidated Financial
Statements. These critical accounting policies are affected significantly by judgments, assumptions, and estimates used in the preparation of the Consolidated Financial Statements and actual results could differ materially from the amounts reported based on these policies.

Revenue Recognition. We follow the guidance of the Securities and Exchange
Commission's Staff Accounting Bulletin No. 104 for revenue recognition. In general, we record revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured.
The following policies reflect specific criteria for our various revenues streams.





We intend to generate and collect periodic royalty revenue in connection with licensing agreements associated with their intellectual property. Royalty revenue is recognized as it is earned. We recognize income from licensing of patents ratably over the lesser of the economic or legal life of any granted licenses. We have not recognized any royalty revenue or licensing revenue since inception.

The Company recognizes other income from patent infringement claims when the claim is settled, whether by negotiation or litigation. We recognized a total of $ 700,000 in other income during 2004; we have recorded no "other income" for the three months ended March 31, 2005.

Impairment of Long-Lived Assets. Our long-lived assets consist of patents
(having a fair value of zero for GAAP purposes) and equipment. We review long-lived assets and certain identifiable assets related to those assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recoverable. If the undiscounted future cash flows of the long-lived assets are less that the carrying amount, their carrying amount is reduced to fair value and an impairment loss is recognized. None of our long-lived assets required an impairment charge during the three months ended March 31, 2005.

Contingencies and Litigation. We record a reserve for contingencies and litigation when an adverse outcome is probably and the amount of the potential liability is reasonably estimable. We are not currently a party in any litigation nor are we subject to any such contingencies.


RESULTS OF OPERATIONS

The table below summarizes our results of operations for the three months ended
March 31, 2005 and 2004.
(The following condensed financial information is unaudited.)

                                   Three months ended March 31, 2005 and 2004

                                            2005                      2004
                                            ----                      ----

Revenue                                   $ - 0 -                  $ - 0 -
Operating Expenses                          286,075                  22,297
Other Income                                - 0 -                    - 0 -
Other Expense                                 5,109                  - 0 -

Net Loss                                  $(291,184)               $(22,297)

Income Per Share, Basic
 and Diluted                              $    0.00                $  0.00




Revenue. Our revenue was zero for the three months ended March 31, 2005 and 2004 respectively.

Other income. No "other income" was recognized for the three months ended March
31, 2005 or 2004, respectively.

Operating Expenses. Operating expenses for the three months ended March 31, 2005 was $286,075, compared to operating expenses of $ 22,297 for the same period in 2004. The increase in operating expenses results primarily from an increase in payroll, stock based compensation, professional fees incurred in connection with the merger and related public company filings, and an increase in research and development costs.

Net Loss. Our net loss for the three months ended March 31, 2005 was $291,184 compared to net losses of $ 22,297 for the same period in 2004. The increase in net loss results primarily from the absence of revenue or "other income" coupled with the increase in operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2005 we had $ 3,158 in cash.   We have no other liquid assets.

Prior to the August 2004 reverse merger, the Company financed its activities primarily through investments and loans from, or loans secured by, related parties. Subsequent to the merger, the Company obtained financing through bank loans and related party loans.

We received an audit opinion for the fiscal year ended December 31, 2003 and for the fiscal year ended December 31, 2004 that includes a "going concern" risk, which raises substantial doubt regarding our ability to continue as a going concern. We are in development stage and do not believe that cash flow from operations will be sufficient to fund our activities over the next 12 months.
Our ability to continue as a going concern is dependent upon obtaining additional capital and debt financing. Until we can generate sufficient cash flow from our operations (which we do not anticipate in the foreseeable future) we expect to finance future cash needs through private and public financing, including equity financing. We cannot be certain that additional funding will be available as needed, or upon terms that are favorable. In addition, we may need to curtail the implementation of our core business activities and plans if funding is not available.

During the period between January 1, 2005 and February 23, 2005, the Company elected to draw down substantially all of the remaining balance on its $250,000 line of credit. Additionally, during this same period the Company elected to draw down approximately $ 30,000 from the $ 55,000 line of credit arrangement with Trust III.

On February 22, 2005, Trust III paid the Company $20,000 to repay amounts previously owed to the Company and previously included on the Company's financial statements as "Due From Related Party." As of February 22, 2005, no amounts are currently owed to the Company from Trust III or any other related or affiliated party.

CAPITAL EXPENDITURES AND COMMITMENTS

We did not acquire a material amount of fixed assets during the three month period ending March 31, 2005 and currently do not plan to do so during the next fiscal year.

OFF-BALANCE SHEET ARRANGEMENTS

We do not currently have any off-balance sheet arrangements.

SUBSEQUENT EVENTS

On April 14, 2005, the Company entered into a Standby Equity Distribution
Agreement with Cornell Capital Partners, LP ("Cornell"). Pursuant to the Standby
Equity Distribution Agreement ("SEDA"), and subject to the terms and conditions contained therein, the Company may, at its discretion, periodically sell to Cornell shares of common stock for a total purchase price of up to $10.0 million. For each share of common stock purchased under the SEDA, Cornell will pay the Company 98% of the lowest volume weighted average price of the Company's common stock as quoted by Bloomberg, LP on the Over-the- Counter Bulletin Board or other principal market on which the Company's common stock is traded for the 5 days immediately following the notice date. Further, Cornell will retain 6% of each advance under the SEDA. In connection with the SEDA, Cornell received a fee including 3,800,000 shares of common stock of which 1,900,000 shares were issued on execution of the SEDA and 1,900,000 will be issued on the second installment
(as defined below).

Pursuant to the terms of a registration rights agreement, the Company is required to register the shares issued to Cornell as well as the shares to be issued pursuant to the SEDA within 40 days from the date of execution of the agreements and is required to have the registration statement declared effective
105 days from the date thereof. In the event that the registration statement is not filed or declared effective within these time limits, the Company may be subject to liquidated damages in the amount of $5,000 per month and may be deemed in default of the operative agreements.

Pursuant to the SEDA, Cornell was also issued a warrant for 200,000 shares of the Company's common stock. The warrant is exercisable for a period of two (2) years from the date of issuance, which is April 14, 2005. The exercise price per share under the warrant is $0.01 per share and the shares issuable upon exercise of the warrant are to be included in the registration statement.

In connection with the SEDA the Company entered into the Placement Agent
Agreement with Monitor Capital, Inc. ("Monitor"). Pursuant to the Placement
Agent Agreement, the Company paid a one-time placement agent fee of 200,000 shares of common stock equal to approximately $10,000 based on the market price of the common stock at the time of issuance.




The Company also entered into an agreement with Knightsbridge Holdings, LLC whereby Knightsbridge will assist the Company in a variety of areas including, but not limited to financial, strategic and related developmental growth. The agreement runs for a term of six (6) months, starting April 1, 2005, and will continue on a month-to-month basis subject to a right to cancel upon thirty (30) days written notice. The Company is obligated to pay Knightsbridge a monthly retainer of $2,000.00 and also 4,441,000 shares of our common stock, which amount represents 1.5% of the Company's issued and outstanding common stock on a fully diluted basis. Knightsbridge is also entitled to additional compensation in the future based upon any transactions that they bring to the Company.

Simultaneous with the execution of the SEDA, the Company executed a Promissory
Note in favor of Montgomery Equity Partners, Ltd. ("Montgomery") in the principal amount of $600,000. The Company plans on using the proceeds of the Note as bridge financing. The Note proceeds will be received by the Company in two installments of $300,000. The first installment was due upon execution of the Note and was paid and the second installment is to be received by the Company two (2) days prior to the filing of the related registration statement.
The Note accrues interest at the rate of twenty-four (24%) percent per year and matures one (1) year from its issuance date. For the first six (6) months, the Company shall make payments of interest only. Thereafter, the Company shall make payments of principal and interest as set forth in the Note. Notwithstanding the foregoing, the first two (2) payments of interest are to be deducted from the first installment payment and the second (2) months of interest are to be deducted from the second installment payment. The Note is secured by a first priority lien on all of the Company's assets. As further security for the Company's obligations under the Note, the Company pledged 60,000,000 shares of its common stock to Montgomery. In the Event of Default under the Note, Montgomery shall have the right to receive the pledged shares at a rate equal to three times the number of shares of the common stock to be necessary to effectuate repayment of the principal and accrued interest due and outstanding, from the pledged shares at the price per share equal to the closing bid price of the Company's common stock, as quoted by Bloomberg, LP, on the date of issuance of the Note.

On April 28, 2005, Mr. Leigh M. Rothschild, as the sole Director of the Company:
(a) approved an Amendment to the Certificate of Incorporation increasing the authorized Common Stock from 500,000,000 to 750,000,000; (b)increasing the number of Directors on the Company's Board to four (4) Directors; and (c) appointing Jeffrey W. Sass, Michael R. Moore, and Adam Bauman as additional
Directors of the Company, subject to the filing and mailing of the requisite
Form 14-C with the Securities and Exchange Commission.

On April 28, 2005, Trust III, Jay Howard Linn, Trustee, owning approximately
42%, Jeffrey W. Sass, owning approximately 22%, Michael Moore, owning approximately 3% and Leigh M. Rothschild, owning approximately 16% of the outstanding shares of common stock of the Company, as of the applicable record date, each signed a written consent approving the Amendment to the Certificate of Incorporation in accordance with the provisions of Section 228 of the Delaware Corporation Law.


NEW ACCOUNTING  PRONOUNCEMENTS

In December 2004, the FASB issued SFAS No. 123 ("SFAS 123") (revised 2004)
"Share-Based Payment". This Statement requires that the cost resulting from all share-based transactions be recorded in the financial statements. The Statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement in accounting for share-based payment transactions with employees.
The Statement also establishes fair value as the measurement objective for transactions in which an entity acquires goods or services from non- employees in share-based payment transactions. The Statement replaces SFAS 123 "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25 "Accounting for
Stock Issued to Employees". The provisions of this Statement will be effective for the Company beginning with its fiscal year ending 2005. The has adopted the provisions of SFAS No. 123.

In May 2003, the Financial Account Standards Board issued Statement of Financial
Accounting Standards No. 150, "Accounting for Certain Financial Instruments with
Characteristics of Both Liabilities and Equity" (hereinafter "SFAS No. 150").
SFAS No. 150 establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. Previously, many of those instruments were classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The company has determined that there was no impact from the adoption of the statement.

In December 2004, the FASB issued SFAS 153 "Exchanges of Non-monetary Assets" - an amendment of APB Opinion No. 29. This Statement amended APB Opinion 29 to eliminate the exception for non- monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The adoption of this Standard is not expected to have any material impact on the Company's consolidated financial position, results of operations or cash flows.

CRITICAL ACCOUNTING ESTIMATES

Our discussion and analysis of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principals generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of any contingent assets and liabilities. On an on-going basis, we evaluate our estimates. We base our estimates on various assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policy affects our more significant judgments and estimates used in the preparation of our financial statements:

Depreciation. Trust uses the double declining balance method.

Going Concern.

Trust has been in the exploration stage since inception and has not generated any revenues from its planned operations, has recorded a loss of $291,184 for the period ended March 31, 2005, and is in serious need of additional financing to fully implement its planned exploration. These factors among others indicate that Trust may be unable to continue as a going concern, particularly in the event that it cannot obtain additional financing. The accompanying financial statements do not include any adjustments relating to the recoverability of recorded assets, or the amounts and classification of liabilities that might be necessary in the event Trust cannot continue in existence.



                                  RISK FACTORS

WE ARE SUBJECT TO VARIOUS RISKS THAT MAY MATERIALLY HARM OUR BUSINESS, FINANCIAL
CONDITION AND RESULTS OF OPERATIONS. YOU SHOULD CAREFULLY CONSIDER THE RISKS AND
UNCERTAINTIES DESCRIBED BELOW AND THE OTHER INFORMATION IN THIS FILING BEFORE
DECIDING TO PURCHASE OUR COMMON STOCK. IF ANY OF THESE RISKS OR UNCERTAINTIES
ACTUALLY OCCURS, OUR BUSINESS, FINANCIAL CONDITION OR OPERATING RESULTS COULD BE
MATERIALLY HARMED. IN THAT CASE, THE TRADING PRICE OF OUR COMMON STOCK COULD
DECLINE AND YOU COULD LOSE ALL OR PART OF YOUR INVESTMENT.

                         RISKS RELATING TO OUR BUSINESS

WE HAVE HAD A HISTORY OF OPERATING LOSSES

The company has a history of operating losses and there is no guarantee the Company will be able to achieve a positive operating income in the future and, if achieved, sustain such positive operating income. Accordingly, an investment in the company is extremely speculative in nature and involves a high degree of risk.

WE ARE A DEVELOPMENT STAGE COMPANY AND HAVE A LIMITED OPERATING
HISTORY

We are a development stage company and have a limited income history from the licensing of our technology. While the company generated in excess of $700,000 in other income during 2004, there can be no assurance that we will be able to continue to generate income or achieve profitability in the future from our intended operations. If profitability is achieved there is no assurance that it can be sustained. We anticipate that creating and marketing new technology will require additional expenditures. Accordingly, an investment in us is extremely speculative in nature and involves a high degree of risk.

OUR TECHNOLOGY, AND THE LAW GOVERNING SUCH TECHNOLOGY, IS SUBJECT TO
RAPID CHANGE

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

IF OUR APPLICATIONS FOR PENDING PATENTS ARE NOT GRANTED IT COULD
MATERIALLY AFFECT OUR BUSINESS




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

IF WE ARE UNABLE TO PROTECT OUR INTELLECTUAL PROPERTY, THIS COULD HAVE
A MATERIAL ADVERSE EFFECT ON THE COMPANY

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

LITIGATION TO ENFORCE OUR INTELLECTUAL PROPERTY RIGHTS CAN BE TIME-
CONSUMING AND COSTLY

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

WE ARE SUBJECT TO INTENSE COMPETITION

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




WE ARE CONTROLLED BY OUR PRINCIPAL SHAREHOLDERS

At present, our principal shareholders own approximately 83% of the issued and outstanding common stock and therefore have the ability to elect all of the members of the Board of Directors of the company. As such, control of the company will remain with the controlling shareholders who will continue to formulate business decisions and policy.

DEVELOPING APPLICATION PROTOTYPES CAN BE TIME CONSUMING AND
COMPLICATED

 Developing prototype applications based upon our patents and intellectual property can be time- consuming and complicated. Problems and delays in the application development and deployment process often arise. Given that we expect a portion of our future revenue to come from licensing particular applications of our patents and intellectual property, any problems or delays in the application development and deployment process could adversely affect our revenue.

WE DO NOT CARRY LIABILITY INSURANCE OR BUSINESS INTERRUPTION INSURANCE
We carry customary Director's & Officer's Insurance, but we do not carry general liability insurance or business interruption insurance at this time. The company intends to purchase such insurance after it either brings in a material amount of additional revenue or after it raises additional capital. Consequently, if any peril or event occurs that would subject the company to liability or business interruption, we will not be insured for that loss. Such an event could severely affect our ability to conduct our normal business operations and adversely affect both our business operations and our revenue.

THE COMPANY NEEDS ADDITIONAL FINANCING AND IF WE ARE UNABLE TO RAISE
THE CAPITAL NECESSARY, WE MAY BE FORCED TO ABANDON OR CURTAIL OUR
BUSINESS PLAN OR OPERATIONS

Other than the SEDA , the company does not have any continual commitments or identified sources of additional capital from third parties or from its officers, directors or majority shareholders. There is no assurance that additional financing will be available on favorable terms, if at all.

OUR AUDITORS HAVE EXPRESSED AN OPINION THAT THERE IS SUBSTANTIAL DOUBT
ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN

In its report dated February 7, 2005, Salberg & Company, P.A. expressed an opinion that there is substantial doubt about our ability to continue as a going concern. As discussed in the accompanying unaudited consolidated financial statements, for the first quarter ending March 31, 2005, the company had no revenues, a net loss of $291,184, cash used in operations of $177,049 a working capital deficiency of $532,095, a stockholder's deficiency of $ 774,439, and an accumulated deficit during the development stage of $848,810. If we are unable to continue as a going concern, you may lose your entire investment.





THERE IS A LIMITED PUBLIC MARKET FOR OUR COMMON STOCK AND
STOCKHOLDERS MAY BE UNABLE TO LIQUIDATE THEIR SHARES

Our common stock is listed on the Over-the-Counter Bulletin Board, and there is a limited volume of sales, thus providing a limited liquidity into the market for our shares. As a result of the foregoing, stockholders may be unable to liquidate their shares.

THE COMPANY IS RELIANT ON KEY PERSONNEL AND IF THE COMPANY LOSES ANY
OF ITS KEY EMPLOYEES, IT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR
BUSINESS AND OPERATIONS

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

THE COMPANY MAY NOT BE ABLE TO MANAGE GROWTH EFFECTIVELY AND THE
COMPANY'S BUSINESS, RESULTS OF OPERATIONS AND FINANCIAL CONDITION COULD
BE ADVERSELY AFFECTED

The company's growth is expected to place a significant strain on the company's managerial, operational and financial resources. There can be no assurance that the company's systems, procedures or controls will be adequate to support the Company's operations or that the company's management will be able to achieve the rapid execution necessary to unsuccessfully implement its business plan. If the company is unable to manage growth effectively, the company's business, results of operations and financial condition will be adversely affected.

EVEN IF THERE IS A MARKET FOR OUR COMMON STOCK, OUR STOCK PRICE MAY BE
VOLATILE

Even if there is a market for our common stock, we anticipate that such market would be subject to wide fluctuations in response to several factors, including, but not limited to: (1) actual or anticipated variations in our results of operations; (2) our ability or inability to generate new revenues; (3) our ability or inability to attract additional investment; and (4) increased competition. Our common stock is traded on the over-the-counter Bulletin Board.
In recent years the stock market in general has experienced extreme price fluctuations that have oftentimes have been unrelated to the operating performance of the affected companies. Similarly, the market price of our common stock may fluctuate significantly based upon factors unrelated or disproportionate to our operating performance. These market fluctuations, as well as general economic, political and market conditions may adversely affect the market price of our common stock.




WE DO NOT EXPECT TO PAY DIVIDENDS FOR THE FORESEEABLE FUTURE

We have not declared or paid, and do not anticipate declaring or paying in the foreseeable future, any cash dividends on our common stock. Our ability to pay dividends is dependent upon, among other things, our future earnings, if any, as well as our operating and financial condition, capital requirements, general business conditions and other pertinent factors. Furthermore, any payment of dividends by us is subject to the discretion of our board of directors.
Accordingly, there is no assurance that any dividends will ever be paid on our common stock.

OUR COMMON STOCK IS DEEMED TO BE "PENNY STOCK," WHICH MAY MAKE IT
MORE DIFFICULT FOR INVESTORS TO SELL THEIR SHARES DUE TO SUITABILITY
REQUIREMENTS

Our common stock is deemed to be "penny stock" as that term is defined in Rule
3a51-1 promulgated under the Securities Exchange Act of 1934. Penny stocks are stocks: (a) With a price of less than $5.00 per share; (b) That are not traded on a "recognized" national exchange; (c)Whose prices are not quoted on the Nasdaq automated quotation system; (d) Nasdaq stocks that trade below $5.00 per share are deemed a "penny stock" for purposes of Section 15(b)(6) of the Exchange Act; (e) Iissuers with net tangible assets less than $2.0 million (if the issuer has been in continuous operation for at least three years) or $5.0 million (if in continuous operation for less than three years), or with average revenues of less than $6.0 million for the last three years.

Broker/dealers dealing in penny stocks are required to provide potential investors with a document disclosing the risks of penny stocks. Moreover, broker/dealers are required to determine whether an investment in a penny stock is a suitable investment for a prospective investor. These requirements may reduce the potential market for our common stock by reducing the number of potential investors. This may make it more difficult for investors in our common stock to sell shares to third parties or to otherwise dispose of them. This could cause our stock price to decline.

ITEM 3 CONTROLS AND PROCEDURES.   See attached Certifications.

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities
Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. As of the end of the period covered by this Report, our Chief Executive Officer and Acting Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures and internal control over financial reporting. Based on the evaluation, which disclosed no significant deficiencies or material weaknesses, our Chief
Executive Officer and Acting Chief Financial Officer concluded that our disclosure controls and procedures and internal controls over financial reporting have been designed and are being operated in a manner that provides reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. A system of controls, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the systems of controls are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. There were no changes in our disclosure controls and procedures or internal control over financial reporting that occurred during the quarter covered by this Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.



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

(b)      As part of the merger, the registrant redeemed 2,000,000 (post-split) shares of its common stock from


Period        (a) Total        (b) Average Price        (c) Total Number of Shares          (d) Maximum
              number of        Paid per share           Purchased as Part of Publicly       Number of
              shares                                    Announced Plans or                  Shares that may
              purchased                                 Programs                            be Purchased
                                                                                            Under the Plans
                                                                                            or Programs
------------- ---------------  ------------------------ ----------------------------------- ----------------------
07/01 -       0                0                        0                                   0
07/31
------------- ---------------  ------------------------ ----------------------------------- ----------------------
08/01 -       2,000,000        $135,000                 2,000,000                           0
08/31                          2,000,000
                               = $0.0675
------------- ---------------  ------------------------ ----------------------------------- ----------------------
09/01         0                                         0                                   0
09/30
------------- ---------------  ------------------------ ----------------------------------- ----------------------
TOTAL         2,000,000                                 2,000,000                           0
------------- ---------------  ------------------------ ----------------------------------- ----------------------

Footnotes:

               1) The merger plan was announced and executed on August 24, 2004.

               2) An amount of $135,000 was approved for the repurchase of 2,000,000 shares on August 23, 2004, payable to Marc Golden, the sole director and former principal shareholder of New Mountaintop
               Corp.




         (c) As part of the financing transaction with Cornell, the company issued shares as follows:



Period                (a) Total        (b) Average Price        (c) Total Number of Shares          (d) Maximum
                      number of        Paid per share           Purchased as Part of Publicly       Number of
                      shares                                    Announced Plans or                  Shares that may
                      purchased                                 Programs                            be Purchased
                                                                                                    Under the Plans
                                                                                                    or Programs

Cornell Capital,      1,900,000        0.0001                   -                                   1,900,000(1)
L.P. (4-14-2005)

Knightsbridge         4,441,000        0.0001                   -                                   4,441,000
Holdings, LLC
(4-14-2005)

Monitor Capital,        200,000        0.0001                   -                                     200,000
Inc. (4-14-2005)

Cornell Capital,
L.P. (4-14-2005)       200,000(2)      0.0001                   -                                      200,000


TOTAL                6,741,000         0.0001                   -                                    6,741,000


         Footnote:

         (1) An additional 1,900,000 shares are to be issued upon receipt of the second installment under the Montgomery Note.

         (2) Warrant issued in connection with the Standby Equity Distribution
Agreement with Cornell.




Item 3.   Defaults Upon Senior Securities.

             Not Applicable

Item 4.   Submission of Matters to a Vote of Security Holders.

On April 28, 2005, Trust III, Jay Howard Linn, Trustee, owning approximately 42%, Jeffrey W. Sass, owning approximately 22%, Michael Moore, owning approximately 3% and Leigh M. Rothschild, owning approximately 16% of the outstanding shares of common stock of the Company, as of the applicable record date, each signed a written consent approving the Amendment to the Certificate of Incorporation in accordance with the provisions of Section
228 of the Delaware Corporation Law.

Voting Securities of the Company

As of May 13, 2005 there were 298,607,663 shares of the Company's Common Stock issued and outstanding, (which does not include 62,000,000 treasury shares).
Each share of Common Stock entitles the holder thereof to one vote on each matter that may come before a meeting of the stockholders.

Item 5     Other Information

Not Applicable.

Item 6.                    Exhibits and Reports on Form 8-K.

Form 8-K filed with the Securities and Exchange Commission on August 25, 2004.

Form 8-K filed with the Securities and Exchange Commission on October 12, 2004

Form 8-K/A filed with the Securities and Exchange Commission on October 22,
2004.





Form 8-K/A filed with the Securities and Exchange Commission on November 8,
2004.

Form 8-K filed with the Securities and Exchange Commission on March 14, 2005.

Form 8-K filed with the Securities and Exchange Commission on April 18, 2005.

Form 8-K filed with the Securities and Exchange Commission on April 29, 2005.









                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              Trust Licensing, Inc.

                              By: /s/  Jeffrey W. Sass, CEO

Dated:  May 16,  2005


                              By: /s/  Jay Howard Linn, Acting CFO

Dated: May 16, 2005