Form 10QSB
period 2005-06-30
Connected Media Technologies, Inc.
filed 2005-08-11
CIK 1302135

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------
                                   FORM 10-QSB
                                   ----------

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the Transition Period From           to

                        Commission File Number 000-18689

                                   ----------

                       CONNECTED MEDIA TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)

             Delaware                                     06-1238435
             --------                                     ----------
  (State or Other Jurisdiction                 (IRS Employer Identification No.)
of Incorporation or Organization)

950 South Pine Island Road, Suite A150-1094
            Plantation, Florida                              33324
            -------------------                              -----
  (Address of Principal Executive Offices)                (Zip Code)

                                 (954) 727-8218
                                 --------------
                (Issuer's Telephone Number, Including Area Code)

                              TRUST LICENSING, INC.
                              ---------------------
          (Former Name or Former Address, if Changed Since Last Report)

      Check  whether  the Issuer (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

      Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. [X] Yes [ ] No

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 300,507,663 shares of common stock and were outstanding as of August 5, 2005.

      Transitional Small Business Disclosure Format (check one): Yes [ ] No [ ]

                       CONNECTED MEDIA TECHNOLOGIES, INC.
                                   FORM 10Q-SB
                  FOR THE QUARTERLY PERIOD ENDING JUNE 30, 2005


Part I.   FINANCIAL INFORMATION

Item 1.       Consolidated Financial Statements

              Consolidated Balance Sheets (Unaudited)

              Consolidated Statements of Operations (Unaudited)

              Consolidated Statements of Cash Flows (Unaudited)

              Notes to Unaudited Consolidated Financial Statements

Item 2.       Management's Discussion and Analysis and Results of Operations

Item 3.       Controls and Procedures.


Part II.  OTHER INFORMATION


Item 1.       Legal Proceedings

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.       Defaults Upon Senior Securities

Item 4.       Submission of Matters to a Vote of Security Holders

Item 5.       Other Information

Item 6.       Exhibits and Reports of Form 8-K

              Signatures

Part I.           Financial Statements
Item 1.           Financial Statements

                Connected Media Technologies, Inc. and Subsidiary
                          (A Development Stage Company)
                           Consolidated Balance Sheet
                                  June 30, 2005
                                   (Unaudited)

                                     ASSETS



Current assets:

      Cash and equivalents                                          $   191,746
      Prepaid Expenses                                                   19,262
                                                                    -----------
Total current assets                                                    211,008
                                                                    -----------
Office Equipment, net of $ 20,254 accumulated depreciation               14,571
                                                                    -----------
Total assets                                                        $   225,579
                                                                    ===========
Current liabilities:
      Accounts payable                                              $    28,486
      Accounts payable - related party                                   93,998
      Accrued expenses                                                   25,645
      Accrued compensation - officers                                   173,745
      Accrued payroll taxes payable                                      35,160
      Accrued interest payable - related party                            6,693
      Accrued interest payable                                            4,750
      Note payable - related party                                      202,000
      Note payable                                                      600,000
                                                                    -----------
Total current liabilities                                             1,170,477
                                                                    -----------
Long Term Liabilities
      Line of credit                                                    248,375
                                                                    -----------
Total Liabilities                                                     1,418,852
                                                                    -----------
Commitments and contingencies - see Note 9

Stockholders' Deficiency:
      Preferred stock, $ 0.0001 par value; 10,000,000 shares
         authorized, none issued and outstanding                             --
      Common stock, $ 0.0001 par value; 750,000,000 shares
         authorized, 362,507,663 shares issued 300,507,663
         outstanding                                                     30,451
      Additional Paid-in Capital                                        322,292
      Deficit accumulated during the development stage               (1,287,865)
                                                                    -----------
                                                                       (935,122)

      Less:  Deferred equity line commitment fee                       (185,734)
      Less:  Deferred compensation                                       (3,761)
      Less:  Deferred consulting                                        (68,456)
      Less:  Treasury stock (2,000,000 shares at cost)                     (200)
                                                                    -----------
Total Stockholders' Deficiency                                       (1,193,273)
                                                                    -----------
Total liabilities and Stockholders' Deficiency                      $   225,579
                                                                    ===========

    [See accompanying notes to unaudited consolidated financial statements.]

                Connected Media Technologies, Inc. and Subsidiary
                          (A Development Stage Company)
                      Consolidated Statement of Operations
                                   (Unaudited)


                                                                                                                For the Period
                                                                                                                      From
                                                    Three Months Ended               Six Months Ended            July 19, 2001
                                                         June 30,                         June 30,              (Inception) to
                                               ----------------------------      ----------------------------   ---------------
                                                  2005             2004             2005             2004         June 30, 2005
                                               -----------      -----------      -----------      -----------   ---------------
Revenue                                        $      --        $      --        $      --        $     --        $      --
Operating expenses:
      Payroll, contract services and stock
         based compensation                        157,008           46,783          306,609           57,629          676,152
      Professional fees                            128,967          148,130          192,652          148,130          670,385
      Research and development                      10,142             --             22,265             --             52,459
      Rent                                           6,992            5,744           13,817            7,295           33,072
      Depreciation                                  (1,110)           2,143            3,507            4,285           26,112
      Cost of recapitalization                        --               --               --               --            197,217
      Equity line commitment fee expense            19,531             --             19,531             --             19,531
      General and administrative                    89,940           13,909          139,164           20,380          220,145
      Impairment loss                                 --               --               --              1,287           61,265
                                               -----------      -----------      -----------      -----------      -----------
Total Operating Expenses                           411,470          216,709          697,545          239,006        1,956,338
                                               -----------      -----------      -----------      -----------      -----------

Loss from Operations                              (411,470)        (216,709)        (697,545)        (239,006)      (1,956,338)

Other Income (Expense)
Other income                                          --            700,000             --            700,000          705,000
Interest expense                                   (27,585)            --            (32,694)            --            (36,527)
                                               -----------      -----------      -----------      -----------      -----------
Total Other Income (Expense), net                  (27,585)         700,000          (32,694)         700,000          668,473
                                               -----------      -----------      -----------      -----------      -----------
Net Income (Loss)                              $  (439,055)     $   483,291      $  (730,239)     $   460,994      $(1,287,865)
                                               ===========      ===========      ===========      ===========      ===========
Net Income (Loss) Per Share -
      Basic and Diluted                        $     (0.00)     $      0.00      $     (0.00)     $      0.00      $     (0.00)
                                               ===========      ===========      ===========      ===========      ===========
Weighted average shares outstanding during
   the period:
      Basic and Diluted                        298,860,952      270,072,000      295,482,578      270,072,000      275,229,161
                                               ===========      ===========      ===========      ===========      ===========

    [See accompanying notes to unaudited consolidated financial statements.]

                Connected Media Technologies, Inc. and Subsidiary
                          (A Development Stage Company)
                      Consolidated Statement of Cash Flows
                                   (Unaudited)


                                                                                    For the Period
                                                           Six Months Ended              From
                                                                June 30,            July 19, 2001
                                                       --------------------------   (Inception) to
                                                           2005            2004     June 30, 2005
                                                       -----------    -----------   -------------
Cash Flows From Operating Activities
Net income (loss)                                      $  (730,239)   $   460,994    $(1,287,865)
Adjustments  to reconcile  net income  (loss)
to net cash  provided by (Used in) operations:
      Depreciation                                           3,507          4,285         26,112
      Stock options issued for services                        836           --              836
      Stock issued for services                              6,000           --           56,000
      Recognition of stock based compensation for
         prior employee stock option grant                  15,864           --           15,864
      Recognition of equity line commitment fee
         expense                                            19,531           --           19,531
      Recognition of deferred compensation                     342           --              342
      Recognition of deferred consulting                    66,615           --           66,615
      Impairment loss - patent and trademark                  --            1,287         61,265

Changes in operating assets and liabilities:
(Increase) Decrease
           Prepaid expenses                                (19,262)          --          (19,262)
(Increase) Decrease
      Accounts payable                                       2,340       (137,402)        28,486
      Accounts payable - related party                      46,299           --           93,998
      Accrued expenses                                      15,000           --           35,160
      Accrued compensation - officers                       69,644           --           25,645
      Accrued payroll taxes payable                         17,884         15,121        173,745
      Accrued interest payable - related party               4,130           --            5,400
      Accrued interest payable                               3,480           --            6,043
                                                       -----------    -----------    -----------
Net Cash Provided By (Used in) Operating Activities    $  (478,029)   $   344,285    $  (692,085)
                                                       -----------    -----------    -----------
Cash Flows From Investing Activities
      Purchase of equipment                                 (8,216)        (8,794)       (40,684)
      Patent and trademark cost disbursements                 --           (1,287)       (61,265)
      Advance to related party                                --          (20,000)       (20,000)
      Loan repayment from related party                     20,000           --           20,000
      Cash acquired in recapitalization                       --             --              405
                                                       -----------    -----------    -----------
Net Cash Provided By (Used In) Investing Activities    $    11,785    $   (30,081)   $  (101,544)
                                                       -----------    -----------    -----------
Cash Flows From Financing Activities
      Proceeds from issuance of common stock                  --             --           20,000
      Proceeds from promissory notes                       600,000           --          600,000
      Equity line commitment fee disbursement              (85,000)          --          (85,000)
      Proceeds from related party notes                     42,000           --          232,000
      Payments on related party notes                      (30,000)      (156,000)       (30,000)
      Proceeds from line of credit                          97,000           --          248,375
      Proceeds from related party loans                       --             --          266,000
      Repayments of related party loans                       --             --         (266,000)
                                                       -----------    -----------    -----------
Net Cash Provided By (Used In) Financing Activities    $   624,000    $  (156,000)   $   985,375
                                                       -----------    -----------    -----------

Net Increase (Decrease) In Cash                        $   157,755    $   158,204    $   191,746

Cash at Beginning of Period                            $    33,991    $     5,880    $      --
                                                       -----------    -----------    -----------
Cash at End of Period                                  $   191,746    $   164,084    $   191,746
                                                       ===========    ===========    ===========
Supplemental disclosure of cash flow information:
      Cash paid for interest                           $      --      $      --      $      --
      Cash paid for taxes                              $      --      $      --      $      --

    [See accompanying notes to unaudited consolidated financial statements.]

              Notes to Unaudited Consolidated Financial Statements

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

Note 2   Nature of Operations and Summary of Significant Accounting Policies

(A)   Nature of Business

Trust Licensing, LLC ("TLLLC") was formed as a Florida limited liability corporation on July 19, 2001. On August 24, 2004, the company entered into a transaction that was treated as a recapitalization with a publicly held shell known as New Mountaintop Corporation ("NMC"). NMC was incorporated in Delaware on December 11, 1989. On August 23, 2004, NMC formed a wholly owned subsidiary named Trust Licensing, Inc. ("TLI") (legal acquirer), a Florida corporation, which TLLLC was merged into in a transaction treated as a recapitalization of TLLLC. (See Note 7(B) regarding recapitalization.) In connection with the reverse merger, NMC changed its name to Trust Licensing, Inc.

Subsequently, effective March 28, 2005, the company received by assignment, a zero cost (in an unrelated transaction), all of the issued and outstanding shares of Connected Media, Inc., an inactive California corporation with no assets or liabilities. The California corporation had been formed by a third party in anticipation of a transaction with the company which was never consummated. The company received this assignment in connection with the decision to change its corporate name. There was no accounting effect to this transaction. On May 18, 2005, the parent corporation changed its name to Connected Media Technologies, Inc.

Currently, the consolidated company consists of the parent corporation, Connected Media Technologies, Inc., its wholly-owned subsidiary Trust Licensing, Inc., a Florida corporation, and the wholly-owned inactive subsidiary Connected Media, Inc., a California corporation. For purposes of clarity, the consolidated entity consisting of the parent and the wholly-owned subsidiaries are hereafter collectively referred to as the "company."

The company is a technology and intellectual property company that designs technology concepts with a wide range of potential commercial applications. Currently the company owns one issued patent, #6,101,534 ("#534 Patent") (see Notes 3, 8 and 9(A) and has been notified by the United States Patent and Trademark Office that it intends to award the company a second patent entitled "A Media Validation System." The company intends to license various technologies pursuant to the #534 Patent and the second patent, when issued. In addition to direct licensing royalty arrangements it intends to enter into, the company has also enforced its rights pertaining to the #534 Patent, and may do so with other patents that are issued to it.

Activities during the development stage include acquisition of debt and equity-based financing, acquisition of and creation of intellectual properties and certain research and development activities to improve current technological concepts.

(B) Principles of Consolidation

The consolidated financial statements include the accounts of Connected Media Technologies, Inc. (f/k/a Trust Licensing, Inc.), a Delaware corporation, and its wholly owned subsidiaries: (a) Trust Licensing, Inc., a Florida corporation (successor-by-merger to Trust Licensing, LLC); and (b) Connected Media, Inc., an inactive California corporation. All significant intercompany accounts and transactions have been eliminated in consolidation.

(C) Long-Lived Assets

The company reviews long-lived assets and certain identifiable assets related to those assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recoverable. If the undiscounted future cash flows of the long-lived assets are less that the carrying amount, their carrying amount is reduced to fair value and an impairment loss is recognized. During the three months ended June 30, 2005 and 2004, and for the period from July 19, 2001 (inception) to June 30, 2005, the company recognized an impairment loss of $ 0, $ 0, and $61,265, respectively. The impairment losses are related to previously capitalized amounts relating to the #534 Patent (See Notes 3, 8 and 9(A)).

(D) Revenue Recognition

The company follows the guidance of the Securities and Exchange Commission's Staff Accounting Bulletin No. 104 for revenue recognition. In general, the company records revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectibility is reasonably assured. The policies set forth below reflect specific criteria for the various revenues streams of the company.

The company intends to generate and collect periodic royalty revenue in connection with licensing agreements associated with its intellectual property. Royalty revenue is recognized as it is earned. The company did not recognize any royalty revenue for the three and six months ended June 30, 2005 or 2004 or for the period from July 19, 2001 (inception) to June 30, 2005, respectively.

The company recognizes income from licensing of patents ratably over the lesser of the economic or legal life of any granted licenses. The company did not recognize any licensing revenue for the three and six months ended June 30, 2005 or 2004, or for the period from July 19, 2001 (inception) to June 30, 2005.

The company recognizes "other income" from patent infringement claims when the claim is settled, whether by negotiation or litigation. The company recognized no "other income" for the three and six months ended June 30, 2005 or 2004, and $705,000 of "other income" for the period from July 19, 2001 (inception) to June 30, 2005. (See Note 9(A) and below).

During the year ended December 31, 2002, the company recognized $5,000 as a component of "other income". The source of this income came from what resulted in a settlement between the company and an unrelated third party relating to the #534 Patent. There were no continuing commitments in connection with this settlement. During the year ended December 31, 2004, $700,000 was recognized from a patent infringement claim related to the # 534 Patent (See Note 9 (A)).

(E) Net Loss Per Share

In accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share", basic earnings per share is computed by dividing the net income (loss) less preferred dividends for the period by the weighted average number of shares outstanding. Diluted earnings per share is computed by dividing net income (loss) less preferred dividends by the weighted average number of shares outstanding including the effect of share equivalents. At June 30, 2005 there were 2,500,000 options outstanding ("Issued Options") and 200,000 warrants outstanding ("Issued Warrants") that could potentially dilute future earnings per share (See Note 7(D)). For the period from July 19, 2001 (inception) to June 30, 2005, the 2,500,000 Issued Options and 200,000 Issued Warrants represented the only common share equivalents which could potentially dilute future earnings per share. The effect of these common stock equivalents is anti-dilutive since the company reflects a net loss.

(F) Stock Based Compensation

The company follows the fair value method under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 123R, "Accounting for Stock-Based Compensation," in accounting for stock-based transactions with employees and non-employees. In December 2002, SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," was issued. This pronouncement amends SFAS No. 123, "Accounting for Stock-Based Compensation," and provides guidance to companies that wish to voluntarily change to the fair value based method of accounting for stock-based employee compensation, among other provisions. The company has historically accounted for, and will continue to account for, its employee stock-based compensation under the fair value based method provisions of SFAS No. 123, and therefore the issuance of SFAS No. 148 did not have any impact on the company's consolidated financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 123 ("SFAS 123") (revised 2004) "Share-Based Payment" (SFAS 123R"). This Statement requires that the cost resulting from all share-based transactions be recorded in the financial statements. The Statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement in accounting for share-based payment transactions with employees. The Statement also establishes fair value as the measurement objective for transactions in which an entity acquires goods or services from non-employees in share-based payment transactions. The Statement replaces SFAS 123 "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25 "Accounting for Stock Issued to Employees". The provisions of this Statement will be effective for the company beginning January 1, 2006. At June 30, 2005, the company has adopted the provisions of SFAS No. 123R.

See Note 7 for valuations pursuant to SFAS 123R.

(G) Research and Development Costs

Pursuant to SFAS No. 2, "Research and Development Costs" ("SFAS 2"), disbursements are expensed as incurred. Research and development expense was $ 10,142 for the three months ended June 30, 2005, $ 0 for the three months ended June 30, 2004, and $ 52,459 for the period from July 19, 2001 (inception) to June 30, 2005.

Note 3   Patents

Prior to the formation of TLLLC (July 19, 2001), the current Chairman of the company, who is also the primary beneficiary of Irrevocable Trust Agreement Number I ("Trust I") (see below) and Irrevocable Trust Agreement Number III ("Trust III") (see below), had created, maintained and enhanced the #534 Patent and several patent applications. Pursuant to Staff Accounting Bulletin Topic 5(G), "Transfers of Nonmonetary Assets by Promoters or Shareholders", the patent and several patent applications were contributed to the company at their historical cost basis of $0 as determined under generally accepted accounting principles.

On August 13, 2001, the `534 Patent was validly assigned from the individual/promoter to Trust I and then simultaneously assigned from Trust I to TLLLC. Subsequently, all costs incurred and paid by the company were initially capitalized. Pursuant to SFAS No. 144, management is unable to predict positive future cash flows that can be generated from patent #534 and could not assess a non-zero fair value of the patent. Pursuant to SFAS No. 144, as discussed above, all costs were considered non-recoverable and the company charged the statement of operations for the related impairment loss.

      The impairment losses are as follows:

      July 19, 2001 (inception) to December 31, 2001        $17,014
      Year ended December 31, 2002                          $39,181
      Year ended December 31, 2003                          $ 5,070
      Year ended December 31, 2004                          $  --
      Six months ended June 30, 2005                        $  --
                                                            -------
      Total impairment loss                                 $61,265
                                                            =======

Note 4   Loans Receivable and Payable, Related Parties

      Prior to the reverse merger TLLLC was owned by Trust III, TLLLC's Founder (who is also the company's Chairman), the company's current Chief Executive Officer, and the company's current Executive Vice President. As previously noted, the primary beneficiary of Trust III is the company's Founder. From July 19, 2001 (Inception) up until time of the August 2004 reverse merger (described in Note 2), Trust III and a separate Trust directly related to the company's Chairman advanced working capital to TLLLC. Total advances were as follows:

      July 19, 2001 (inception) to December 31, 2001              $ 20,000
      Year ended December 31, 2002                                $107,000
      Year ended December 31, 2003                                $ 29,000
      Year ended December 31, 2004                                $110,000
                                                                  --------
      Total pre-reverse merger advances from
      trusts directly related to the company's Chairman           $266,000
                                                                  ========

All $266,000 of these advances were repaid in full on June 7, 2004 (See Note 8).

Note that these "advances" do not include amounts borrowed from Trust III pursuant to certain Notes Payable. Notes Payable to Trust III are detailed in "Notes Payable, Related Party and Accrued Interest Payable, Related Party" in
Note 5.

$20,000 was advanced by the company to Trust III on June 7, 2004. The full $20,000 was repaid to the company on February 22, 2005 (See Note 8).

All advances to and from the entities mentioned above were non-interest bearing, unsecured and due on demand.

Note 5  Notes Payable, Related Party and Accrued Interest Payable, Related Party

On August 24, 2004, the company issued a note payable for $165,000 to TLLLC for an original term of nine months bearing interest at the annual rate of 4%. The borrowing was unsecured. These funds were used in connection with the reverse triangular merger in order to acquire NMC (a public shell) (see Note 7(B)). During the year ended December 31, 2004, the entire $165,000 was charged to operations as costs of recapitalization. Of the $165,000 borrowed, $135,000 was paid to NMC's former sole officer and director to acquire NMC and the remaining $30,000 represented a finder's fee paid to an unrelated third party who arranged for the transaction. On May 16, 2005, the maturity date of this note was extended to December 9, 2005 pursuant to a Loan Extension Agreement by and between the company and Trust III dated May 16, 2005 ("Loan Extension Agreement"); the extension provides for the same terms currently in force under the original debt agreement. At June 30, 2005, $165,000 remains outstanding. Related accrued interest payable was $5,605.

On October 8, 2004, TLI issued a note payable for $25,000 to Trust III for an original term of nine months bearing interest at the annual rate of 4%. The borrowing was unsecured. The company used these funds in connection with its general operations. On May 16, 2005, the maturity date of this note was extended to December 9, 2005 pursuant to the Loan Extension Agreement; the extension provides for the same terms currently in force under the original debt agreement. At June 30, 2005, $25,000 remains outstanding. Related accrued interest payable was $ 726.

On March 9, 2005 the company entered into a line of credit arrangement to borrow up to an additional $55,000 from Trust III. This borrowing was originally secured, but the security interest was terminated via Termination Agreement dated March 21, 2005. The line of credit arrangement is evidenced by the issuance of a Promissory Note/Line of Credit. The note bears interest at 10% per annum and was originally payable at the earlier of the company receiving a bridge loan or equity investment that nets proceeds to the company of at least $300,000, or December 9, 2005. On May 16, 2005, the maturity date of this note was extended to December 9, 2005 pursuant to the Loan Extension Agreement; the extension provides for the same terms currently in force under the original debt agreement. The company had drawn down a total of $42,000 of this amount and subsequently repaid $30,000 to Trust III in June 2005. The repayment of $30,000 specifically related to the March 9, 2005 borrowing. Related accrued interest payable at June 30, 2005 was $ 362.

Total Notes Payable, Related Party aggregated $202,000 at June 30, 2005. At June 30, 2005, the company had Accrued Interest Payable, Related Party for $6,693 (See Note 8).

Note 6   Line of Credit and Promissory Note

On October 6, 2004, effective November 16, 2004, the company entered into a transaction with a Bank pursuant to which the company has access to a two hundred and fifty thousand dollar ($250,000) line of credit. In general, all or any portion of the $250,000 may be drawn down at any time, and must be repaid in full by October 25, 2006, with interest at prime plus 1.5%. In addition, commencing November 25, 2004 and continuing each consecutive month thereafter, the company must pay accrued interest on outstanding amounts owed. The company intends on using the line of credit for general working capital and may also repay some or all of the loans due Trust III. The credit line is guaranteed by Trust III and secured by a Certificate of Deposit owned by the Chairman of the company. As previously noted, the company's Chairman is the primary beneficiary of Trust III. At June 30, 2005, the company reflected a long term liability of $248,375 and related accrued interest payable of $1,591.

On April 11, 2005, the company executed a Promissory Note in favor of Montgomery Equity Partners, Ltd. ("Montgomery") in the principal amount of $600,000 ("Montgomery Note"). The company plans on using the proceeds of the Montgomery Note as bridge financing. The proceeds were received by the company in two installments. The first installment of $227,250 (net of related expenses) was received shortly after execution of the Montgomery Note and the second installment of $254,250 (net of related expenses) was received by the company in early June 2005, approximately two (2) days prior to the company's filing of its pending SB-2. The Montgomery Note accrues interest at the rate of twenty-four (24%) percent per year and matures one (1) year from its issuance date. For the first six (6) months, the company is required to make payments of interest only. Thereafter, the company is required to make payments of principal and interest. Notwithstanding the foregoing, the first two (2) payments of interest were deducted from the first installment payment and the second (2) months of interest were deducted from the second installment payment. The Montgomery Note is secured by a first priority lien on all of the company's assets. As further security for the company's obligations under the Note, the company pledged 60,000,000 shares of its common stock to Montgomery. These shares currently are in escrow. The pledged collateral shares are not considered outstanding for purposes of computing basic and diluted earnings per share. In the Event of Default under the Note, Montgomery shall have the right to receive the pledged shares at a rate equal to three times the number of shares of the common stock to be necessary to effectuate repayment of the principal and accrued interest due and outstanding, from the pledged shares at the price per share equal to the closing bid price of the company's common stock, as quoted by Bloomberg, LP, on the date of issuance of the Note. At June 30, 2005, the entire $600,000 remained outstanding along with related accrued interest payable of $3,189.

As discussed above, the company received aggregate gross proceeds of $600,000. In connection with theses debt issuances, $85,000 was deducted from the gross proceeds and paid in order to allow the company future access to the Standby Equity Distribution Agreement ("SEDA"). The SEDA is not currently available to the company for any draw downs. The $85,000 is being deferred and amortized over the life of the SEDA which is twenty-four months. At June 30, 2005, the company had recognized and charged to operations $19,531 for equity line commitments fee expense. The remaining $185,734 is accounted for as a contra equity account titled deferred equity line commitment fee. See Note 7(A) for total equity line commitment fees paid and expensed.

Other fees taken from the $600,000 in gross proceeds include $24,000 relating to
prepaid   interest   and  $9,500  for   consulting   and  related  fees  due  to
Knightsbridge. (See Note 7.)

Net proceeds of $ 481,500 was calculated as follows:

      Gross proceeds                                        $ 600,000
      Less: deferred equity line commitment fee             $ (85,000)
      Less: prepaid interest                                $ (24,000)
      Less: consulting fees                                 $ ( 9,500)
                                                            ---------
      Net proceeds                                          $ 481,500

In connection with obtaining the debt funding, the company paid 3,800,000 shares and 200,000 warrants to affiliates of the lender. These stock based payments are components of the recorded deferred equity line commitment fee. (See Note 7.)

Note 7   Stockholders' Deficiency

(A) Stock issuances

On August 24, 2004, the company issued 1,666,663 shares of its common stock having a fair value of $0.03 per share aggregating $50,000 in exchange for consulting services rendered. The fair value of the stock was based on a mutual understanding between the company and the service provider. There had been no recent cash offerings in which to base the fair value per share. In addition, the stock was not publicly traded until December 31, 2004.

On April 11, 2005, the company entered into a Standby Equity Distribution Agreement ("SEDA") with Cornel Capital Partners, L.P. ("Cornell"). Pursuant to the SEDA, the company may, at its discretion, periodically sell to Cornell shares of common stock for a total purchase price of up to $10,000,000. For each share of common stock purchased under the SEDA, Cornell will pay the company 98% of the lowest volume weighted average price of the company's common stock as quoted by Bloomberg, LP on the Over-the-Counter Bulletin Board or other principal market on which the company's common stock is traded for the 5 days immediately following the notice date. Further, Cornell will retain 6% of each advance under the SEDA. In connection with the SEDA, Cornell received a commitment fee in the form of the commitment shares. As part of the SEDA the company agreed to issue to Cornell 3,800,000 common shares which where issued in two installments of 1,900,000 shares each, coinciding approximately with the company's receipt of the Montgomery Note proceeds installments. 1,900,000 shares were issued on April 11, 2005 and the remaining 1,900,000 shares were issued May 11, 2005. The 3,800,000 shares were valued based on the closing quoted trading price of $0.03 (April 11, 2005) and $0.031 (May 11, 2005). The aggregate fair value was $115,900. The fair value of commitment shares will be treated as a deferred equity line commitment fee to be amortized over the life of the SEDA.

Pursuant to the SEDA, on April 11, 2005 Cornell was also issued a warrant for 200,000 shares of the company's common stock ("Cornell Warrant"). The Cornell Warrant is exercisable for a period of two (2) years. The exercise price per share under the Cornell Warrant is $0.01 per share. The value of the warrants will be treated as a deferred equity line commitment fee to be amortized over the life of the SEDA. Pursuant to SFAS 123R, the company valued these warrants at $4,365. See assumptions below in 7(D).

The total equity line commitment fee of $205,264 was calculated as follows:

       Cash portion of equity line commitment fee:
            (See Note 6.)                                   $ 85,000
       Shares and warrants issued for equity line
            commitment fee (See above.)                     $120,265
       Equity line commitment fee recognized                $(19,531)
       Deferred equity line commitment fee                  $185,734

Further, on April 11, 2005, the company entered into a Consulting Agreement with Knightsbridge Holdings, LLC ("Knightsbridge") whereby Knightsbridge will assist the company in a variety of areas including, but not limited to financial, strategic and related developmental growth. The agreement runs for a term of six
(6) months, and will continue on a month-to-month basis thereafter subject to a right to cancel upon thirty (30) days written notice. The company is obligated to pay Knightsbridge a monthly retainer of $2,000 and issued Knightsbridge 4,441,000 shares of the company's common stock ("Knightsbridge Shares"). Knightsbridge is also entitled to additional compensation in the future based upon any transactions that they bring to the company. At June 30, 2005, the company had recorded the fair value of the stock issued based on the quoted closing trading price of $0.03 per share aggregating $133,230. The $133,230 is being amortized over a period of six months as discussed in the terms of the agreement. The company recognized and charged to the statement of operations $66,615 of related consulting expense for services rendered for the three months ended June 30, 2005. The remaining $66,615 is accounted for as a component of a contra equity account titled deferred consulting. (See Note 6.)

The company also issued stock options to a consultant with a deferred portion of $1,841 at June 30, 2005. (See Note 7.)

Total deferred consulting at June 30, 2005 was $68,456.

On April 11, 2005, in connection with the SEDA, the Company entered into a Placement Agent Agreement with Monitor Capital, Inc. ("Monitor"). As consideration for to the Placement Agent Agreement, the company issued Monitor 200,000 shares of its common stock ("Placement Agent Shares") reflecting the placement fee. At June 30, 2005, the company had recorded the fair value of the stock issued based on the quoted closing trading price of $.02 per share aggregating $6,000. Since there was no access to the SEDA, and no current equity financing to offset this offering cost, the entire $6,000 is expensed as a placement agent fee. The entire $6,000 is a component of general and administrative expenses.

      A summary of the share issuances for the company is below:

      Shares issued and outstanding, December 31, 2004:            292,066,663
      Treasury shares, December 31, 2004                             2,000,000

      Issuances for the six month period ending June 30, 2005:

      Cornell Capital Partners, L.P., April 11, 2005                 1,900,000
      Knightsbridge Holdings, LLC, April 11, 2005                    4,441,000
      Monitor Capital, Inc., April 11, 2005                            200,000
      Treasury shares (security for Montgomery Note),
       April 11, 2005                                               60,000,000
      Cornell Capital Partners, L.P., June 2, 2005                   1,900,000
                                                                   -----------

      Shares issued and outstanding, June 30, 2005                 300,507,663
                                                                   ===========

      Treasury shares, June 30, 2005                                62,000,000
                                                                   ===========

      Total shares issued, June 30, 2005                           362,507,663
                                                                   ===========

(B) Recapitalization

      On August 24, 2004 (the "recapitalization date"), TLLLC was acquired by an inactive publicly held Delaware corporation (then NMC) in a transaction accounted for as a reverse triangular merger and recapitalization. The members of TLLLC received 270,072,000 common shares of the publicly held company or approximately 93% of the total outstanding voting common stock just subsequent to the reverse triangular merger and after giving effect to a 1:10 reverse common stock split of the publicly held Delaware corporation prior to the reverse triangular merger. The shares of common stock were issued to the members of TLLLC as follows: Trust III received 195,054,000 shares, the company's President and CEO received 65,018,000 shares and the company's Executive Vice President and Secretary received 10,000,000 shares. As part of the reverse triangular merger, NMC redeemed 2,000,000 (post-split) shares of its common stock from its sole director and former principal shareholder for cash consideration paid to the former principal stockholder of NMC totaling $135,000. The 2,000,000 shares are currently held in the company's treasury. Immediately prior to the closing, TLLLC borrowed $165,000 from Trust III, a related party, (See Note 5). The entire $165,000 was charged to operations as a cost of recapitalization.

      In addition to the $165,000 paid for the public shell, the company incurred and paid an additional $32,217 for certain related legal and other professional fees associated with the recapitalization. For the year ended December 31, 2004, the company charged the statement of operations for $ 197,217 as total costs of recapitalization. There have been no additional charges for recapitalization since that time.

      As a result of the above recapitalization, the original shareholders of the publicly held shell are deemed to have been issued 22,328,000 common shares of the company. All share and per share information in the accompanying unaudited consolidated financial statements has been retroactively restated to reflect the recapitalization.

      The company's financial statements just after the transaction consisted of the assets and liabilities of both entities at historical cost, the historical operations of TLLLC, and the operations of the publicly held corporation from the recapitalization date.

(C) Corporate Name Change

      Effective September 15, 2004, the parent corporation changed its name from New Mountaintop Corporation to Trust Licensing, Inc. Effective May 18, 2005, the parent corporation changed its name from Trust Licensing, Inc. to Connected Media Technologies, Inc.

(D) Common Stock Options and Warrants Issued for Services

The company follows fair value accounting and the related provisions of SFAS 123R for all share based payment awards. The fair value of each option or warrant granted is estimated on the date of grant using the Black-Scholes option pricing model. The following is a summary of all stock options and warrants granted to employees and non-employees since the company's inception, all awards occurred in 2005:

(i)   Stock options granted to employees

      a.    Employee award: 2,000,000 stock options (Non-Executive Employee)

            i. On February 14, 2005, the Company granted 2,000,000 stock options to an employee for past services rendered. The option grant was valued pursuant to SFAS 123R and totaled $40,000.

            In connection with the provisions of SFAS 123R as they relate to graded vesting, the Company recognized compensation expense of $11,898 and $15,864 for the three and six months ended June 30, 2005, respectively. The compensation expense was offset directly with a corresponding credit to additional paid in capital. The remaining $24,136 will be recognized as the options vest. There is no deferred portion of equity recorded in connection with this computation.

            ii. The weighted average assumptions used by management were as follows:

                  Stock price on grant date                $0.02
                  Exercise price on grant date             $0.02
                  Dividend yield                              0%
                  Expected volatility                    306.50%
                  Risk free interest rate                  4.08%
                  Expected life of option               10 years

            iii. The stock option award is exercisable as the vesting occurs. The following represents the vesting of the award:

                  34% of the options granted vest on the vesting commencement date, which is August 26, 2005.

                  2.75% of the options granted vest on the last day of each successive calendar month.

                  At June 30, 2005, no stock options are exercisable since the vesting provisions have not yet been met.

            iv. These stock options are issued pursuant to the Company's Equity Incentive Plan.

      b.    Employee award - 300,000 stock options (Director)

            i. On May 23, 2005, the Company granted 300,000 stock options to an employee for future services to be rendered. The term of services is from May 23, 2005 through May 23, 2006. The option grant was valued pursuant to SFAS 123R and totaled $4,103.

            The Company recognized compensation expense of $342 and $342 for the three and six months ended June 30, 2005, respectively. The remaining $3,761 is accounted for as a contra equity account titled deferred compensation.

            ii. The weighted average assumptions used by management were as follows:

                  Stock price on grant date                $0.04
                  Exercise price on grant date             $0.04
                  Dividend yield                              0%
                  Expected volatility                     44.83%
                  Risk free interest rate                  3.73%
                  Expected life of option                3 years

            iii. The stock option award is exercisable as the vesting occurs. The following represents the vesting of the award:

                  100% of the options granted vest on the vesting commencement date, which is May 23, 2006.

                  At June 30, 2005, no stock options are exercisable since the vesting provisions have not yet been met.

            iv. These stock options are issued pursuant to the Company's Equity Incentive Plan.

(ii)  Stock options and warrants granted to non-employees

      a.    Consultant award - 200,000 stock options

            i. On June 1, 2005, the Company granted 200,000 stock options to a consultant for future services to be rendered. The term of services is from June 1, 2005 through June 1, 2006. The option grant was valued pursuant to SFAS 123R and totaled $2,677.

                  Pursuant  to  the  terms  of  the  option   agreement,   since
                  one-fourth of the stock options granted vest immediately, one-fourth or $669 is expensed immediately. The remaining three-fourths or $2,008 is expensed pro-rata over the service period. The Company recognized consulting expense of $836 and $836 for the three and six months ended June 30, 2005, respectively. The remaining $1,841 is accounted for as a contra equity account titled deferred consulting.

                  Total  deferred  consulting  at June 30, 2005 is summarized in
                  Note 6.

            ii. The weighted average assumptions used by management were as follows:

                  Stock price on grant date                $0.04
                  Exercise price on grant date             $0.05
                  Dividend yield                              0%
                  Expected volatility                     43.95%
                  Risk free interest rate                  3.55%
                  Expected life of option                3 years

            iii. The stock option award is exercisable as the vesting occurs. The following represents the vesting of the award:

                  50,000 stock options vest immediately on June 1, 2005.

                  The   remaining   150,000   stock   options  vest  and  become
                  exercisable on June 1, 2006.

                  At June 30, 2005, 50,000 stock options are exercisable since the vesting provisions had been met.

            iv. These stock options are issued pursuant to the Company's Equity Incentive Plan.

      b.    SEDA fee - 200,000 stock warrants

            i. On April 11, 2005, the Company granted 200,000 stock warrants to the lender as a commitment for obtaining SEDA (See Note 6). The warrant issuance was valued pursuant to SFAS 123R and totaled $4,365.

                  Pursuant to the terms of the warrant agreement, the Company has two years in which to exercise the warrants. The warrants are considered fully vested and all warrants are immediately exercisable. However, since the warrants are a stock based fee in connection with obtaining the SEDA, the $4,365 is allocated to a contra equity account, deferred equity line commitment fee, and amortized over the two-year life of the SEDA.

            Total gross deferred equity line commitment fee is as follows:

            Note 7(A)                 $115,900
            Note 6                    $ 85,000
            Per above                 $  4,365
                                      --------
            Total                     $205,265
                                      ========

            During the three and six months ended June 30, 2005, the Company recognized equity line commitment fee expense of $19,531.

            ii. The weighted average assumptions used by management were as follows:

                  Stock price on grant date              $0.03
                  Exercise price on grant date           $0.01
                  Dividend yield                            0%
                  Expected volatility                   55.59%
                  Risk free interest rate                3.91%
                  Expected life of warrant             2 years

                  200,000 stock warrants vest immediately on April 11, 2005.

                  At June 30, 2005, 200,000 stock warrants are exercisable since the vesting provisions had been met.

      The following tables summarize all stock option and warrant grants to employees and non-employees as of June 30, 2005, December 31, 2004 and December 31, 2003 and changes during these periods.

      A summary of the options granted to employees as of June 30, 2005, December 31, 2004 and December 31, 2003 and changes during these periods is presented below:


                                                   Number of    Weighted Average
                                                    Options      Exercise Price
                                                    -------      --------------
      Stock Options
      Balance at December 31, 2003                      --           $   --
      Granted                                           --           $   --
      Exercised                                         --           $   --
      Forfeited                                         --           $   --
                                                   ---------         ------
      Balance at December 31, 2004                      --           $   --
      Granted                                      2,300,000         $0.018
      Exercised                                         --           $   --
      Forfeited                                         --           $   --
                                                   ---------         ------
      Balance at June 30, 2005                     2,300,000         $0.018
                                                   =========         ======
      Options exercisable at June 30, 2005                --         $   --
                                                   ---------
      Weighted average fair value of options
        granted during 2005                                          $0.018
                                                                     ======

      The following table summarizes information about employee stock options at June 30, 2005:


                         Options Outstanding                                 Options Exercisable
---------------------------------------------------------------       --------------------------------
                                        Weighted
                                        Average        Weighted                              Weighted
                      Number           Remaining       Average             Number            Average
  Exercise        Outstanding at      Contractual      Exercise       Exercisable at         Exercise
   Price          June 30, 2005          Life           Price          June 30, 2005          Price
------------      --------------     ------------      ---------      ---------------       ---------
$     0.02          2,000,000        9.63 Years        $  0.017             --              $      --
$     0.03            300,000        9.90 Years           0.001             --                     --
                -------------                          --------       ---------------       ---------
                    2,300,000                          $  0.018             --              $      --
                =============                          ========       ===============       =========

      A summary of the options and warrants issued to non-employees as of June 30, 2005, December 31, 2004 and December 31, 2003 and changes during these periods is presented below:


                                                                                     Weighted Average
                                                               Number of Options      Exercise Price
                                                               -----------------      --------------
Stock Options/Warrants
Balance at December 31, 2003                                           --               $       --
Granted                                                                --               $       --
Exercised                                                              --               $       --
Forfeited                                                              --               $       --
                                                                    -------             ----------
Balance at December 31, 2004                                           --               $       --
Granted                                                             400,000             $    0.030
Exercised                                                              --               $       --
Forfeited                                                              --               $       --
                                                                    -------             ----------
Balance at June 30, 2005                                            400,000             $     0.18
                                                                    =======             ==========

Options/Warrants exercisable at June 30, 2005                       250,000             $    0.018
                                                                    =======             ==========

Weighted average fair value of options granted during 2005                              $     0.03
                                                                                        ==========

      The following table summarizes information about non-employee stock options/warrants at June 30, 2005:


                 Options/Warrants Outstanding                    Options/Warrants Exercisable
-----------------------------------------------------------      ----------------------------
                                    Weighted
                                     Average       Weighted                         Weighted
Range of             Number         Remaining      Average           Number          Average
Exercise         Outstanding at    Contractual     Exercise      Exercisable at      Exercise
  Price          June 30, 2005        Life          Price         June 30, 2005       Price
--------         --------------    -----------     --------      --------------     ---------
$   0.01            200,000         1.78 Years     $  0.005           50,000         $  0.010
$   0.05            200,000         9.93 Years     $  0.025          200,000            0.008
                    -------                        --------          -------         --------
                    400,000                        $  0.030          250,000         $  0.018
                    =======                        ========          =======         ========


(E) Capital Structure

On April 28, 2005, the company amended its articles of incorporation to increase the authorized common stock to 750,000,000 shares having a par value of $
0.0001. Additionally, the company authorized for issuance 10,000,000 shares of preferred stock having a par value of $0.0001.

Note 8   Related Parties

On July 19, 2001 (inception), TLLLC sold 100 units for $20,000 to Trust III (See
Note 3).

On August 13, 2001, the patent was validly assigned from the individual/promoter to Trust I and simultaneously assigned from Trust I to TLLLC. Effective August 24, 2004, the patent is owned by TLI as a result of the reverse triangular merger (See Note 3).

During the period from July 19, 2001 (inception) to December 31, 2004, the company received working capital from related parties totaling $266,000. The company repaid the entire $266,000 on June 7, 2004 (See Note 4). During the year ended December 31, 2004, as a result of an administrative oversight, $20,000 was advanced by TLLLC to Trust III on June 7, 2004. The full $ 20,000 was repaid to the company on February 22, 2005.

On August 24, 2004, October 8, 2004, and March 9, 2005, the company issued notes payable for $165,000, $25,000 and $55,000 respectively from Trust III. The maturity date of each of these notes was extended through December 9, 2005 pursuant to the Loan Extension Agreement.

During 2004, the company engaged a law firm whose counsel is the father of the company's President and Chief Executive Officer. The company had total expenses in 2004 of $46,399 for legal fees to this related party. Total fees remaining unpaid as of June 30, 2005 aggregated $ 70,521.

During 2004, we paid approximately $6,500 for professional services rendered by our acting Chief Financial Officer. At June 30, 2005, $4,500 remains payable. The acting Chief Financial Officer is also the trustee of Trust III.

Note 9   Commitments and Contingencies

(A) Litigation Settlement - Other Income

During 2003, the company filed suit in the United States District Court of the Southern District of Florida against an unrelated third-party for, among other things, infringement of the '534 Patent (Case No. 03-20672). A subsequent related civil action was initiated by the third party against the company in the Superior Court of California, County of Santa Clara for, among other things, breach of contract (Case No. 103-009764). The settlement was finalized on May 5, 2004 and paid on June 4, 2004 under the following general terms:

      o The third party paid to the company's escrow agent $700,000. Of the total, the company was remitted $475,000. The remaining $225,000 was paid to settle accrued legal fees in connection with this lawsuit and is reflected in professional fees in the accompanying consolidated financial statements.

      o The company granted to the third party a certain non-exclusive, non-transferable, worldwide, fully paid up right and license under the #534 Patent.

      The $700,000 was recorded as other income during the year ended December 31, 2004.

(B) Employment Agreements

On August 23, 2004, the company entered into the following employment agreements with its executive officers:

      (1)   Chairman of the Board

      (i)   Term is from August 23, 2004 to August 23, 2006.
      (ii)  Salary of $175,000 per year

      (2)   President and CEO

      (i)   Term is from August 23, 2004 to August 23, 2006.
      (ii)  Salary of $175,000 per year

      (3)   Executive Vice President

      (i)   Term is from August 23, 2004 to August 23, 2006.
      (ii)  Salary of $132,000 per year

      At June 30, 2005, total accrued compensation to these officers was $173,745.

On May 1, 2005, the employment contract for the company's Executive Vice President was amended to conform the benefits to those received by the company's other executive officers and to increase the base salary to $160,000 annually. This Executive Vice President has agreed to accrue the difference between the pre-amendment rate and the post-amendment rate until August 24, 2005. The accrual will be added to the total accrued compensation owed to this officer.

(C) Consulting Agreement

On August 23, 2004, the company entered into a consulting agreement with the former sole officer and director of NMC. Under the terms of the agreement, the consultant will provide certain financial consulting services. The term of the agreement is from August 23, 2004 to August 23, 2006. The consultant is to be paid $2,500 per month as compensation; provided, however, the fees will be accrued until the company receives net cash financing proceeds of at least $500,000.

Note 10   Going Concern

As reflected in the accompanying unaudited consolidated financial statements, the company has a net loss of $730,239 and net cash used in operations of $478,029 for the six months ended June 30, 2005, and an accumulated deficit of $ 1,287,865, a working capital deficiency of $959,469 and a stockholders' deficiency of $ 1,193,273 at June 30, 2005.

The company has no operating revenues. The company has incurred cumulative losses since inception and has funded operations primarily through related-party loans and investor capital. The ability of the company to continue as a going concern is dependent on the company's ability to further implement its business plan, raise capital, and generate revenues from the licensing of the #534
Patent. The unaudited consolidated financial statements do not include any adjustments that might be necessary if the company is unable to continue as a going concern.

The company is currently a development stage company and its continued existence is dependent upon the company's ability to resolve its liquidity problems, principally by obtaining additional debt financing and/or equity capital. In May 2004, the company received net proceeds of $475,000 from the settlement of a lawsuit (see Note 9(A). The settlement of the lawsuit provided the company operating capital but due to other commitments pertaining to employment agreements (see Note 9(B)) and future cash requirements to implement the business plan, there remains doubt about the company's ability to continue as a going concern. In April and May of 2005 the Company obtained debt financing of $600,000 (See Note 6). The company has yet to generate an internal cash flow, and until licensing activities commence, the company is very dependent upon debt and equity funding.

Note 11   Subsequent Events

Subsequent to June 30, 2005, the company issued three option grants to non-employees.

      1.    Consultant award - 500,000 stock options

            i. On July 12, 2005, the Company granted 500,000 stock options to a consultant for future services to be rendered. The term of services is from July 12, 2005 through July 12, 2006. The option grant was valued pursuant to SFAS 123R and is approximately $11,900.

            ii. The weighted average assumptions used by management were as follows:

                  Stock price on grant date                 $0.055
                  Exercise price on grant date              $0.055
                  Dividend yield                                0%
                  Expected volatility                       60.00%
                  Risk free interest rate                    3.88%
                  Expected life of option                  3 years

            iii. The stock option award is exercisable as the vesting occurs. The option vested 100,000 on the grant date with the balance to vest conditional on the satisfaction of certain performance criteria.

            iv. These stock options are issued pursuant to the Company's Equity Incentive Plan.

      2.    Consultant award - 200,000 stock options

            i. On July 12, 2005, the Company granted 200,000 stock options to a consultant for future services to be rendered. The term of services is from July 12, 2005 through July 12, 2006. The option grant was valued pursuant to SFAS 123R and is approximately $4,760.

            ii. The weighted average assumptions used by management were as follows:

                  Stock price on grant date                 $0.055
                  Exercise price on grant date              $0.055
                  Dividend yield                                0%
                  Expected volatility                       60.00%
                  Risk free interest rate                    3.88%
                  Expected life of option                  3 years

            iii. The stock option award is exercisable as the vesting occurs. The option vested in full on the grant date.

            iv. These stock options are issued pursuant to the Company's Equity Incentive Plan.

      3.    Consultant award - 300,000 stock options

            i. On August 1, 2005, the Company granted 300,000 stock options to a consultant for future services to be rendered. The term of services is from August 1, 2005 through August 1, 2006. The option grant was valued pursuant to SFAS 123R and is approximately $7,170.

            ii. The weighted average assumptions used by management were as follows:

                  Stock price on grant date                 $0.055
                  Exercise price on grant date              $0.055
                  Dividend yield                                0%
                  Expected volatility                       60.00%
                  Risk free interest rate                    4.06%
                  Expected life of option                  3 years

            iii. The stock option award is exercisable as the vesting occurs. The option vested 75,000 on the grant date with the balance on August 1, 2006 provided that the appurtenant consulting agreement is still then in effect.

            iv. These stock options are issued pursuant to the Company's Equity Incentive Plan.

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

      Currently, through the operations of our wholly-owned subsidiary, we are now a technology and intellectual property creation, management, and licensing company. (For purposes of convenience and clarity to the reader, for the balance of this discussion we refer to the company and its wholly-owned operating subsidiary interchangeably, unless otherwise noted.)

      Our current focus is on creating patented solutions that facilitate a seamless connection between a website and content on a DVD, CD, flash card, or any other storage disc or drive. The technology covered by our patent portfolio allows content providers, advertisers and others to combine the dynamic capabilities of the internet with easy to deliver, high quality disc based content. The fields in which we seek to license our patent(s) and technology include the entertainment industry (e.g. film, music and video), education, advertising, travel and promotion.

      The company's patent portfolio consists of:

            o one issued patent, "Interactive, Remote, Computer Interface System", U.S. Patent No. 6,101,534, which is our core patent;

            o one patent that the United States Patent and Trademark Office has notified the company that it intends to award, entitled "A Media Validation System", but which has not yet been issued;

            o     seven other patents pending; and

            o several additional patent applications that are in progress but have not yet been filed.

      In general, our core patent is intended to be used, among other things, to protect technology that enables multimedia content that is stored on removable local media (such as CDs or DVDs) to be "controlled" or "released" for access by the user by visiting a related site on the Internet. This process has several potential applications, including the ability to time-release content, the ability to supplement website content without any streaming, downloading or delay, and the ability to unlock or release bonus content on an individualized basis. In addition, using the process protected by the core patent permits distributors of removable media to use the Internet to introduce updated information, capture demographic information and otherwise enable better tracking of their disc-based promotions.

      In addition to pursuing direct licensing royalty arrangements we also seek to enforce our existing issued patent and any subsequently issued or acquired patent against those that infringe. We may also incubate and/or acquire minority equity interests in select growth-oriented companies that can benefit from integration and utilization of company-owned intellectual property, although the company has not engaged any third-party agent or representative for the specific purpose of acquiring any such interest. We may also week to acquire additional patents and patent portfolios. Our core patent covers technology that allows multimedia content stored on a removable local media (including, but not limited to CD-ROM and DVD-ROM discs) to be "controlled" or "released" for access by the user by visiting a related website on the Internet. Our business plan is to exploit this patent and/or license the exploitation of the patent to support the connection between a website and content on a DVD, CD, Flash Card, or any other storage disc or drive.

      Since changing the company's name to Connected Media Technologies, Inc. in May 2005 the company has introduced a new website and has been developing sales and marketing materials. In addition, the company is developing interactive demos and proof of concept technology for a variety of applications and solutions based on its patent(s). Applications of our patent that are currently being presented to potential licensees include:

      o The "Connected MediAD" Promotional Tool: A method of combining the dynamic capabilities of the Internet with the high quality visual impact of rich media content stored locally on a CD, DVD, memory card, hard drive, or other digital storage platform.

      o The Connected Companion Disc: A method of using a DVD, CD or other disc to supplement the content of a television program.

      o The Connected Cross-Sell: A method of using the internet to create additional sale opportunities by "unlocking" pre-existing content on a dual disc or other DVD, CD-ROM, etc.

      In 2004 the company received $700,000 (classified as other income on the company's financial statements) from the settlement of a patent infringement action that the company initiated against a third party with respect to our core patent. As part of the settlement the third party entered into a non-exclusive pre-paid license and agreed to acknowledge and identify our patent and the company, including a link to the company's website, within certain of its software products.

      We are a development stage company and remain in the very early stages of implementing our business plan. We believe that if potential revenue streams materialize from our applications in a timely and meaningful fashion, it will enable us to increase shareholder value. However, we do not believe that cash flow from operations alone will be sufficient to fund our activities in the next 12 months. As of June 30, 2005, the company had total assets of approximately $225,579 ($ 191,746 of which is cash), and total liabilities of approximately $ 1,418,852. As described below, we will need to obtain additional financing for us to both implement our plans and to continue as a going concern.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

      The  preparation  of  financial  statements  and  related  disclosures  in conformity with accounting principles generally accepted in the United States requires us to make judgments, assumptions, and estimates that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Note 2 to the Unaudited Consolidated Financial Statements describe the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements. These critical accounting policies are affected significantly by judgments, assumptions, and estimates used in the preparation of the Consolidated Financial Statements and actual results could differ materially from the amounts reported based on these policies.

      Revenue Recognition. We follow the guidance of the Securities and Exchange Commission's Staff Accounting Bulletin No. 104 for revenue recognition. In general, we record revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectibility is reasonably assured. The following policies reflect specific criteria for our various revenues streams.

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

      The company recognizes other income from patent infringement claims when the claim is settled, whether by negotiation or litigation. We recognized a total of $ 700,000 in other income during 2004; we have recorded no "other income" for the six months ended June 30, 2005.

      Impairment of Long-Lived Assets. Our long-lived assets consist of patents (having a fair value of zero for GAAP purposes) and equipment. We review long-lived assets and certain identifiable assets related to those assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recoverable. If the undiscounted future cash flows of the long-lived assets are less that the carrying amount, their carrying amount is reduced to fair value and an impairment loss is recognized. None of our long-lived assets required an impairment charge during the six months ended June 30, 2005.

      Contingencies and Litigation. We record a reserve for contingencies and litigation when an adverse outcome is probably and the amount of the potential liability is reasonably estimable. We are not currently a party in any litigation nor are we subject to any such contingencies.

RESULTS OF OPERATIONS

The table below summarizes our results of operations for the six months ended June 30, 2005 and 2004. (The following condensed financial information is unaudited.)

      Revenue. Our revenue was zero for the six months ended June 30, 2005 and 2004 respectively.

      Operating Expenses. Operating expenses for the six months ended June 30, 2005 was $ 411,470 compared to operating expenses of $ 216,709 for the same period in 2004. The increase in operating expenses results primarily from an increase in payroll, stock based compensation, professional fees incurred in connection with the merger and related public company filings, and an increase in research and development costs and equity line commitment fees. Additionally, various general and administrative costs were higher during the six months ended June 30, 2005 as compared to the same period in 2004.

      Other income. No "other income" was recognized for the six months ended June 30, 2005. We recognized $ 700,000 in "other income" for the six months ended June 30, 2004.

      Net Loss. Our net loss for the six months ended June 30, 2005 was $ 439,055 compared to net income of $ 483,291 for the same period in 2004. The net loss results primarily from the absence of revenue or "other income" coupled with the increase in operating expenses. The six months ended June 30, 2004 included one time revenue in connection with a lawsuit totaling $700,000.

LIQUIDITY AND CAPITAL RESOURCES

      At June 30, 2005 we had $ 191,746 in cash. We have no other liquid assets.

      Prior to the August 2004 reverse merger, the company financed its activities primarily through investments and loans from, or loans secured by, related parties. Subsequent to the merger, the company obtained financing through bank loans, other third party lenders (Montgomery) and related party loans.

      We received an audit opinion for the fiscal year ended December 31, 2004 that included a "going concern" risk, which raised substantial doubt regarding our ability to continue as a going concern. We are currently in the development stage and do not believe that cash flow from operations will be sufficient to fund our activities over the next 12 months. Our ability to continue as a going concern is dependent upon obtaining additional public and private equity and debt financing. (which we do not anticipate in the foreseeable future). We cannot be certain that additional funding will be available as needed, or upon terms that are favorable. In addition, we may need to curtail the implementation of our core business activities and plans if funding is not available.

      On April 11, 2005, the company entered into a Standby Equity Distribution Agreement with Cornell Capital Partners, LP ("Cornell"). Pursuant to the Standby Equity Distribution Agreement ("SEDA"), and subject to the terms and conditions contained therein, the company may, at its discretion, periodically sell to Cornell shares of common stock for a total purchase price of up to $10.0 million. For each share of common stock purchased under the SEDA, Cornell will pay the company 98% of the lowest volume weighted average price of the company's common stock as quoted by Bloomberg, LP on the Over-the-Counter Bulletin Board or other principal market on which the company's common stock is traded for the 5 days immediately following the notice date. Further, Cornell will retain 6% of each advance under the SEDA. In connection with the SEDA, Cornell received a fee including 3,800,000 shares of common stock of which 1,900,000 shares were issued upon execution of the promissory note with Montgomery and 1,900,000 were issued on the second installment.

      Pursuant to the terms of a registration rights agreement, the company is required to register the shares issued to Cornell as well as the shares to be issued pursuant to the SEDA within 40 days from the date of execution of the agreements and is required to have the registration statement declared effective 105 days from the date thereof. In the event that the registration statement is not filed or declared effective within these time limits, the company may be subject to liquidated damages in the amount of $5,000 per month and may be deemed in default of the operative agreements. The company did not file its registration statement in the contractually required time period and, further, does not anticipate that it will meet the contractually required time for the registration statement to go effective. Consequently, the company may be subject to penalties, which include the liquidated damages as set forth above.

      Pursuant to the SEDA, Cornell was also issued a warrant for 200,000 shares of the company's common stock. The warrant is exercisable for a period of two
(2) years from the date of issuance, which is April 11, 2005. The exercise price per share under the warrant is $0.01 per share and the shares issuable upon exercise of the warrant are to be included in the registration statement.

      In connection with the SEDA the company entered into a Placement Agent Agreement with Monitor Capital, Inc. ("Monitor"). Pursuant to the Placement Agent Agreement, the company paid a one-time placement agent fee of 200,000 shares of common stock equal to approximately $6,000 based on the market price of the common stock at the time of issuance.

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

      Simultaneous with the execution of the SEDA, the company executed a Promissory Note in favor of Montgomery Equity Partners, Ltd. ("Montgomery") in the principal amount of $600,000. The company plans on using the proceeds of the Note as bridge financing. The proceeds were received by the company in two installments. The first installment of $ 227,250 (net of related expenses) was received shortly after execution of the Montgomery Note and the second installment of $ 254,250 (net of related expenses) was received by the company in early June 2005, approximately two (2) days prior to the company's filing of its pending SB-2. The Note accrues interest at the rate of twenty-four (24%) percent per year and matures one (1) year from its issuance date. For the first six (6) months, the company shall make payments of interest only. Thereafter, the company shall make payments of principal and interest as set forth in the Note. Notwithstanding the foregoing, the first two (2) payments of interest were deducted from the first installment payment and the second (2) months of interest were deducted from the second installment payment. The Note is secured by a first priority lien on all of the company's assets. As further security for the company's obligations under the Note, the company pledged 60,000,000 shares of its common stock to Montgomery. In the Event of Default under the Note, Montgomery shall have the right to receive the pledged shares at a rate equal to three times the number of shares of the common stock to be necessary to effectuate repayment of the principal and accrued interest due and outstanding, from the pledged shares at the price per share equal to the closing bid price of the company's common stock, as quoted by Bloomberg, LP, on the date of issuance of the Note.

CAPITAL EXPENDITURES AND COMMITMENTS

      We did not acquire a material amount of fixed assets during the six month period ending June 30, 2005 and currently do not plan to do so during the next fiscal year.

OFF-BALANCE SHEET ARRANGEMENTS

      We do not currently have any off-balance sheet arrangements.

SUBSEQUENT EVENTS

      Subsequent to June 30, 2005, the company issued three separate option grants to non-employees, totaling 1,000,000 common stock options. The details of these grants are set forth in Note 11 to the unaudited consolidated financial statements.

NEW ACCOUNTING PRONOUNCEMENTS

      In December 2004, the FASB issued SFAS No. 123 ("SFAS 123") (revised 2004) "Share-Based Payment" (SFAS 123R"). This Statement requires that the cost resulting from all share-based transactions be recorded in the financial statements. The Statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement in accounting for share-based payment transactions with employees. The Statement also establishes fair value as the measurement objective for transactions in which an entity acquires goods or services from non-employees in share-based payment transactions. The Statement replaces SFAS 123 "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25 "Accounting for Stock Issued to Employees". The provisions of this Statement will be effective for the company beginning January 1, 2006. The company has adopted the provisions of SFAS No. 123R.

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

CRITICAL ACCOUNTING ESTIMATES

      Our discussion and analysis of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principals generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of any contingent assets and liabilities. On an on-going basis, we evaluate our estimates. We base our estimates on various assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under alternative assumptions or conditions.

      We believe the following critical accounting policy affects our more significant judgments and estimates used in the preparation of our financial statements:

Depreciation. The company uses the 200% double declining balance method.

Going Concern. We have been in the exploration stage since inception and have not generated any revenues from planned operations, recorded a loss of $ 439,055 for the three month period ended June 30, 2005, and we are in serious need of additional financing to fully implement our business plans. These factors among others indicate that the Company may be unable to continue as a going concern, particularly in the event that it cannot obtain additional financing. The accompanying financial statements do not include any adjustments relating to the recoverability of recorded assets, or the amounts and classification of liabilities that might be necessary in the event Trust cannot continue in existence.

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

We have had a history of operating losses

      The company has a history of operating losses and there is no guarantee the Company will be able to achieve a positive operating income in the future and, if achieved, sustain such positive operating income. For the period July 19, 2001 (inception) to June 30, 2005, the company had an accumulated deficit of $1,287,865. Accordingly, an investment in the company is extremely speculative in nature and involves a high degree of risk.

We are a development stage company and have a limited operating history

      We are a development stage Company and have a limited income history from the licensing of our technology. While the company generated in excess of $700,000 in income received in connected with the enforcement of our patent rights during 2004 (classified in our financial statements as "other income"), there can be no assurance that we will be able to continue to generate income or achieve profitability in the future from our intended operations. If profitability is achieved there is no assurance that it can be sustained. We anticipate that creating and marketing new technology will require additional expenditures. Accordingly, an investment in us is extremely speculative in nature and involves a high degree of risk.

Our auditors have expressed an opinion that there is substantial doubt about our ability to continue as a going concern

      In its report dated February 7, 2005, Salberg & Company, P.A. expressed an opinion that there is substantial doubt about our ability to continue as a going concern. As discussed in the accompanying unaudited consolidated financial statements, for the six months ending June 30, 2005, the company had no revenues, a net loss of $730,239, and cash used in operations of $ 478,029. Also, at June 30, 2005 the company had a working capital deficiency of $959,469, a stockholder's deficiency of $ 1,193,273, and an accumulated deficit during the development stage of $ 1,287,865. If we are unable to continue as a going concern, you may lose your entire investment.

We need additional financing and if we are unable to raise the capital necessary, we may be forced to abandon or curtail our business plan or operations

      As of June 30, 2005, the company's working capital (current assets less current liabilities) was $959,469. Other than the SEDA, we do not have any continual commitments or identified sources of additional capital from third parties or from its officers, directors or majority shareholders. There is no assurance that additional financing will be available on favorable terms, if at all.

Developing prototype applications based upon our patents and intellectual property can be time-consuming and complicated.

      Developing prototype applications based upon our patents and intellectual property can be time-consuming and complicated. Problems and delays in the application development and deployment process often arise. Given that we expect a substantial portion of our future revenue to come from licensing particular applications of our patents and intellectual property, any problems or delays in the application development and deployment process could adversely affect our revenue.

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

If we are unable to protect our intellectual property it could have a material adverse effect on the company

      Our ability to compete depends, in part, upon successful protection of our proprietary property. We plan to protect proprietary and intellectual property rights through available patent, copyright and trademark laws and licensing and distribution arrangements with reputable companies. Despite these precautionary measures, existing patent, copyright and trademark laws afford only limited protection in certain jurisdictions. We may distribute our solutions in other jurisdictions in which there is no protection, and individuals or companies in jurisdictions where our intellectual property is not protected may simply take advantage of our work.. As a result, it may be possible for unauthorized third parties to copy and distribute our intellectual property. This could result in a material adverse effect on the company.

Litigation to enforce our intellectual property rights can be time-consuming and costly

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

The company is reliant on key personnel and if the company loses any of its key employees, it could have a material adverse effect on our business and operations

      The company's success depends largely on highly skilled personnel. In particular, we rely on the skills of Leigh M. Rothschild, who developed the technology which we have patented, and on whom we would rely to update and customize the technology as necessary. We also rely upon personnel having skills in areas such as determining the validity of intellectual property, maintaining intellectual property, identifying infringing parties, and developing and commercializing the company's intellectual property. The loss of the services of any key personnel could adversely affect the company.

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

There is a limited market for our common stock and our stock price may be volatile.

      Our shares are listed on the Over-the-Counter Bulletin Board, and have had a limited volume of sales, thus providing a limited liquidity into the market for our shares. Moreover, the price of our shares may be subject to wide fluctuations in response to several factors, including, but not limited to the sale of shares received by Cornell upon draw downs under the SEDA. The size of such sales could be substantially grater than the normal amount of trading occurring in our stock and could have a substantial influence on the price of our stock.

      In recent years the stock market in general has experienced extreme price fluctuations that have oftentimes have been unrelated to the operating performance of the affected companies. Similarly, the market price of our common stock may fluctuate significantly based upon factors unrelated or disproportionate to our operating performance. These market fluctuations, as well as general economic, political and market conditions may adversely affect the market price of our shares.

Our common stock is deemed to be "penny stock," which may make it more difficult for investors to sell their shares due to suitability requirements

      Our common stock is deemed to be "penny stock" as that term is defined in Rule 3a51-1 promulgated under the Securities Exchange Act of 1934. Penny stocks are stocks: (a) with a price of less than $5.00 per share; (b) that are not traded on a "recognized" national exchange; (c) whose prices are not quoted on the Nasdaq automated quotation system; (d) Nasdaq stocks that trade below $5.00 per share are deemed a "penny stock" for purposes of Section 15(b)(6) of the Exchange Act; (e) issuers with net tangible assets less than $2.0 million (if the issuer has been in continuous operation for at least three years) or $5.0 million (if in continuous operation for less than three years), or with average revenues of less than $6.0 million for the last three years.

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

Not Applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a) As consideration for the merger between Trust Licensing Inc. and New Mountaintop Corporation, the registrant issued 270,072,000 shares of its common stock, par value $.0001 per share, representing approximately 93% of the issued and outstanding shares of the registrant (after giving effect to the 1:10 reverse stock split having a record date prior to the issuance of Shares). The information has already been included in a Current Report on Form 8-k filed on August 25, 2004.

(b) As part of the merger, the registrant redeemed 2,000,000 (post-split) shares of its common stock from Marc Golden, the sole director and former principal shareholder of New Mountaintop Corporation.


-----------------------------------------------------------------------------------------------------
                                                                                       (d) Maximum
                                                                                     Number of Shares
                (a) Total                                                              that may be
                number of                         (c) Total Number of Shares         Purchased Under
                 shares     (b) Average Price      Purchased as Part of Publicly      the Plans or
Period          purchased    Paid per share         Announced Plans or Programs          Programs
-----------------------------------------------------------------------------------------------------
  07/01 -
   07/31            0              0                            0                           0
-----------------------------------------------------------------------------------------------------
  08/01 -       2,000,000       $135,000                    2,000,000                       0
   08/31                       2,000,000
                               = $0.0675
-----------------------------------------------------------------------------------------------------
  09/01-            0                                           0                           0
   09/30
-----------------------------------------------------------------------------------------------------
   TOTAL        2,000,000                                   2,000,000                       0
-----------------------------------------------------------------------------------------------------

(c) As part of the financing transaction with Cornell, the company issued shares as follows:


------------------------------------------------------------------------------------------------------------------
                                                                       (c) Total Number of        (d) Maximum
                                (a) Total                               Shares Purchased as     Number of Shares
                                number of                                Part of Publicly          that may be
                                 Shares         (b) Average Price        Announced Plans or    Purchased Under the
Period                          Purchased        Paid Per Share               Programs         Plans or Programs
------------------------------------------------------------------------------------------------------------------
Cornell Capital, L.P.           1,900,000           $ 0.0001                     --                 1,900,000
(4-14-2005)
------------------------------------------------------------------------------------------------------------------
Knightsbridge Holdings,         4,441,000           $ 0.0001                     --                 4,441,000
LLC (4-14-2005)
------------------------------------------------------------------------------------------------------------------
Monitor Capital, Inc.            200,000            $ 0.0001                     --                  200,000
(4-14-2005)
------------------------------------------------------------------------------------------------------------------
Cornell Capital, L.P.       200,000 (Warrant)                                                        200,000
(4-14-2005)
------------------------------------------------------------------------------------------------------------------
Cornell Capital, L.P.           1,900,000           $ 0.0001                                        1,900,000
(6-2-2005)
------------------------------------------------------------------------------------------------------------------
TOTAL                           8,641,000                                                           8,641,000
------------------------------------------------------------------------------------------------------------------

Item 3   Defaults Upon Senior Securities

Not applicable.

Item 4   Submission of Matter to a Vote of Security Holders

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

      As of August 5, 2005 there were 300,507,663 shares of the company's Common Stock issued and outstanding, (which does not include 62,000,000 treasury shares). Each share of Common Stock entitles the holder thereof to one vote on each matter that may come before a meeting of the stockholders.

Item 5   Other Information

Not Applicable.

Item 6   Exhibits and Reports on Form 8-K

         1. Loan Extension Agreement

         2. Amendment to the Company's Certificate of Incorporation changing the name of the corporation to Connected Media Technologies, Inc.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date August 10, 2005                        CONNECTED MEDIA TECHNOLOGIES, INC.

                                            By: /s/ Jeffrey W. Sass
                                                --------------------------------
                                                Jeffrey W. Sass
                                                Chief Executive Officer