Form 10KSB/A
period 2004-12-31
Connected Media Technologies, Inc.
filed 2005-09-30
CIK 1302135

--------------------------------------------------------------------------------

                United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                  FORM 10-KSB/A

            |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

                                       OR

            |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE TRANSITION PERIOD FROM _____ TO _____

                                   ----------

                        COMMISSION FILE NUMBER 000-18689

                       CONNECTED MEDIA TECHNOLOGIES, INC.
                           F/K/A TRUST LICENSING, INC.

             DELAWARE                                           06-1238435
     (STATE OF INCORPORATION)                                   (I.R.S. ID)

     950 SOUTH PINE ISLAND ROAD, SUITE A150-1094, PLANTATION, FLORIDA 33324

                                 (954) 727-8128

           Securities registered pursuant to Section12(b) of the Act:
                                      NONE

           Securities registered pursuant to Section 12(g) of the Act:
                                  COMMON STOCK

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year $0
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.). $ 1,521,783 as of September 15, 2005.

The number of shares outstanding of the registrant's common stock as of September 15, 2005 was 300,507,663.

DOCUMENTS INCORPORATED BY REFERENCE

3B. Amendment of Articles of Incorporation of Trust Licensing, Inc. (formerly New Mountaintop Corporation) incorporated by reference to Form 8-K for the period August 25, 2004 filed as Exhibit 5.

--------------------------------------------------------------------------------

10.1 Agreement and Plan of Merger Among New Mountaintop Corporation, Trust Licensing, Inc. and Trust Licensing, LLC dated August 24, 2004 incorporated by reference to Form 8-K for the period August 25, 2004 filed as Exhibit 1.

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

10.6 Consulting Agreement with Mark Golden incorporated by reference to Form 8-K for the period August 25, 2004 filed as Exhibit 7.

                              Trust Licensing, Inc.

                                   FORM 10-KSB

                   For The Fiscal Year Ended December 31, 2004

                                      INDEX

--------------------------------------------------------------------------------

PART I

Item 1.     Description of Business

Item 2.     Description of Property

Item 3.     Legal Proceedings

Item 4.     Submission of Matters to a Vote of Security Holders

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

Item 6.     Management's Discussion and Analysis or Plan of Operation

Item 7.     Financial Statements

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Item 8A.    Controls and Procedures

Item 8B.    Other Information

PART III

Item 9.     Directors and Executive Officers of the Registrant

Item 10.    Executive Compensation

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 12.    Certain Relationships and Related Transactions

Item 13.    Exhibits, List and Reports on Form 8-K

Item 14.    Principal Accountant Fees and Services

--------------------------------------------------------------------------------

                                     PART I

ITEM 1.    DESCRIPTION OF BUSINESS

GENERAL

      We are a technology and intellectual property creation, management and licensing company. Our current focus is on creating patented solutions that facilitate a seamless connection between a website and content on a DVD, CD, Flash Card, or any other storage disc or drive. The technology covered by our patent portfolio allows content providers, advertisers and others to combine the dynamic capabilities of the Internet with easy to deliver, high quality disc based content. The areas we seek to license our patent(s) and technology include entertainment content (e.g. film, music, and video), education, advertising, travel and promotion.

      The company's patent portfolio consists of: (a) one issued patent, "Interactive, Remote, Computer Interface System" (U.S. Patent No. 6,101,534), which is our core patent; (b) one patent that the United States Patent and Trademark Office has notified the company that it intends to issue as U.S. Patent No. 6,952,697 on October 4, 2005,, entitled "A Media Validation System";
(c) seven other patents pending; and (d) several additional patent applications that are in progress but have not yet been filed.

      In general, the our core patent is intended to be used, among other things, to protect technology that enables multimedia content that is stored on removable local media (such as CDs or DVDs) to be "controlled" or "released" for access by the user by visiting a related site on the Internet. This process has several potential applications, including the ability to time-release content, the ability to supplement website content without any streaming, downloading or delay, and the ability to unlock or release bonus content on an individualized basis. In addition, using the process protected by our core patent permits distributors of removable media to use the Internet to introduce updated information, capture demographic information and otherwise enable better tracking of their disc-based promotions.

      In addition to pursuing direct licensing royalty arrangements we also seek to enforce our existing issued patent and any subsequently issued or acquired patents against those that infringe. We may also incubate and/or acquire minority equity interests in select growth-oriented companies that can benefit from integration and utilization of company-owned intellectual property, although the company has not engaged any third-party agent or representative for the specific purpose of acquiring any such interests. We may also seek to acquire additional patents and patent portfolios. In 2004 the company received $ 700,000 (classified as "other income" on the company's financial statements) from the settlement of a patent infringement action the company initiated against a third party with respect to our core patent. As part of the settlement the third party entered into a non-exclusive pre-paid license and agreed to acknowledge and identify our patent and the company, including a link to our website, within certain of its software products.

      The company controls the following domains: www.connectedmedia.com, and www.trustlicensing.com

BUSINESS DEVELOPMENT

Mountaintop Corporation becomes New Mountaintop Corporation

      The predecessor to the company was first organized as a Delaware corporation on December 11, 1989 under the name Mountaintop Corporation and in July 1990 became subject to the reporting requirements of the Securities and Exchange Act of 1934 (the "Exchange Act"). Mountaintop Corporation was involved in the distribution and marketing of spirits, among other things. That business ultimately did not succeed and in 1992, Mountaintop Corporation ceased operations. Shortly thereafter, the charter of Mountaintop Corporation was forfeited by the State of Delaware for non-payment of franchise taxes. On February 21, 2003 through the efforts of its then-majority stockholder and sole director, the company revived and reinstated its charter effective March 1, 1993. However, during the process of reviving the company, the State of Delaware notified the company that its name, Mountaintop Corporation, was no longer available. Thus, the name of the company was changed to New Mountaintop Corporation. In addition, at the time of that name change, the company amended its Certificate of Incorporation to authorize common stock of 500,000,000 shares, par value $ 0.0001, and 10,000,000 shares of preferred stock, par value $ 0.0001. After the company had its charter reinstated, New Mountaintop Corporation (f/k/a Mountaintop Corporation) continued its reporting obligations of the Exchange Act and upon being reinstated, filed its 10-K for the year ended December 31, 2002.

New Mountaintop Corporation becomes Trust Licensing, Inc., now known as Connected MediaTechnologies, Inc.

      On August 24, 2004 the company, through a newly formed wholly owned subsidiary acquired, by merger, all of the assets and business of Trust Licensing, LLC. As consideration for the merger the company issued 270,072,000 shares of its common stock, par value $ .0001 per share representing approximately 93% of its issued and outstanding shares (after giving effect to a 1:10 reverse stock split.) The reverse merger was accompanied by a change in the name of the company to Trust Licensing, Inc., the company's Board of Directors, its management, and its business focus. Prior to the merger, the company had not conducted regular business operations for several years; rather, its primary focus was seeking a business to acquire. On December 31, 2004, the company became eligible for trading on the over-the-counter bulletin board under the symbol TRTL.OB. As a result of the merger, the company became the successor in interest to New Mountaintop Corporation and assumed its Exchange Act reporting obligations.

      On April 28, 2005, Mr. Leigh M. Rothschild, as the sole Director of the company: (a) approved an Amendment to the Certificate of Incorporation increasing the authorized Common Stock from 500,000,000 to 750,000,000; (b) increasing the number of Directors on the company's Board to four (4) Directors; and (c) appointing Jeffrey W. Sass, Michael R. Moore, and Adam Bauman as additional Directors of the company, subject to the filing and mailing of the requisite Form 14-C with the Securities and Exchange Commission. Additionally, the company authorized for issuance 100,000,000 shares of preferred stock having a par value of $ 0.0001.

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

      In early May 2005 the company was advised by the Secretary of State of the State of Delaware that the State had failed to notify the company that the use of the word "Trust" in its corporate name was inconsistent with the applicable provisions of the Delaware Banking Law and requested that the company change its name. Therefore, on May 18, 2005, the company changed its name to Connected Media Technologies, Inc. Thereafter, on May 20, 2005 its trading symbol changed to CNCM.OB.

BUSINESS

      The company's initial asset is United States Patent #6,101,534, "Interactive, Remote, Computer Interface System" which was filed in 1997 and granted in 2000. The United States Patent and Trademark Office has notified the company that it intends to issue the company U.S. Patent No. 6,952,697 on October 4, 2005, entitled "A Media Validation System." The company also has seven additional patent applications filed with the United States Patent and Trademark Office and is planning to file numerous additional patent applications. The pending and soon to be filed patents are not necessarily limited to the areas and potential market sectors of our initial core patent(s). (As a technical matter, the issued patent and the patents pending are held by one of the company's wholly-owned subsidiary corporations.)

      In general, the claims of the initial patent relates to technology that allows multimedia content stored on a removable local media (including, but not limited to CD-ROM and DVD-ROM discs) to be "controlled" or "released" for access by the user by visiting a related website on the Internet. Our business plan is to exploit our initial patent(s) and/or license the exploitation of the patent(s) to support the connection between a website and content on a DVD, CD, Flash Card, or any other storage disc or drive.

Business Plans

      Almost every computer sold today has either a CD-ROM drive and/or a DVD drive and has the ability to access the Internet. In addition, we anticipate that next generation DVD players will also have the ability to access the Internet, either directly, or by connecting through a home or business media hub. Microsoft, Panasonic, Samsung, among others are currently showing and/or selling these media hubs. We believe our technology will offer content providers, advertisers and others the opportunity to combine the dynamic capabilities of the Internet with disc based or similar local content. Advertisers can use our technology to control access to disc based ads and promotions, allowing them to time release content, track usage and add updated information from the internet. The company is principally involved in four activities:

      o Creating Patents - Where opportunities arise, we hope to develop technology, concepts, and/or improvements on existing technologies and file for patent protection on such inventions;

      o Developing Applications and Solutions - We develop applications and solutions based upon our core patent along with the other patents in our portfolio. The company will often create working demos and proof of concept technology for specific applications in order to demonstrate its offering to potential customers and licensees. The areas where we believe our technology can be used include;

            o making available full motion video without the need for a broadband connection; and

            o directing customers to specific related websites where dynamic information and content could be added to their disc experience, and demographic information could be captured by the website in exchange for giving the user access to enhanced or bonus content on the disc; and

            o     countering piracy of digital content;

      o Licensing - We plan to license rights under our patents(s), and or rights to utilize specific patented applications to third parties. Currently the we are targeting potential licensees in the areas of advertising and promotion, film, music, video, television, education and travel, among others:

      o Enforcement - As appropriate, we intend to protect and enforce our intellectual property against third parties that may be infringing upon the company's rights; and

      The markets that we hope to reach include educational and distance learning, entertainment (film, music and video), travel related marketing services, advertising, publishing, digital photography and real estate.

      We may also incubate and/or acquire minority equity interests in select growth-oriented companies that can benefit from integration and utilization of company-owned intellectual property, although the company has not engaged any third-party agent or representative for the specific purpose of acquiring any such interests. We may also seek to acquire additional patents and patent portfolios.

Current Activities

      Since changing the Company's name to Connected Media Technologies, Inc. in May 2005 the company has introduced a new website and has been developing and distributing sales and marketing materials. In addition, the company is developing interactive demos and proof of concept technology for a variety of applications and solutions based on its patent(s). Applications of our patent that are currently being presented to potential licensees include:

      o A method of advertising and promotion that combines the dynamic capabilities of the Internet with the high quality visual impact of rich media content stored locally on a CD, DVD, memory card, hard drive, or other digital storage platform.

      o A method of using a DVD, CD or other disc to supplement the content of a television program.

      o     A  method  of  using  the  internet  to  create   additional   sales
            opportunities by "unlocking" pre-existing content on a dual disc or other DVD, CD-ROM, etc.

CUSTOMERS

      Our targeted customers include licensees and potential licensees in the areas of entertainment content (e.g. film, music, and video), education, advertising, travel and promotion, who may deploy applications that utilize our patent(s) or our intellectual property. In addition, our licensees may generally include those entities that, without an appropriate license from us, would be infringing upon our patent rights. Though it is possible that we may grant licenses to our pending patent applications, we anticipate that in the near future most licenses will involve our initial patent(s). The company has begun to offer its
technology  to  advertising  agencies,   marketing  agencies,   and  interactive
agencies. In addition, the company is offering its technology to targeted content providers, including magazine publishers, television and film producers, television networks and film studios, digital storage disc manufacturers and others. In June 2005 the company engaged Andrew Adelson, an established film and television producer, as a consultant and a commissioned sales agent in Los Angeles, California to pursue potential opportunities for the company within the media and entertainment industry. In July 2005 the company entered into a license agreement with Natcom, Inc. a Miami, Florida based international marketing agency. Natcom is focused on presenting the company's technology to its contacts and customers in the government and travel sectors. We intend to continue to pursue similar relationships with additional consultants, sales agents, and agencies in different market sectors including advertising, education, retail and others. Depending on the circumstances, the company may offer its technology pursuant to a license, or as part of a turn-key solution. In the case of a license, the company seeks to obtain a performance based or per disc royalty from it licensees. Additional programming or custom development work is quoted over and above the agreed upon license fee.

      There are three current licensees of this patent: Digital Media Publishing Group, NatCom, Inc. and Sonic Solutions, Inc and its subsidiary, Interactual Technologies Inc.

COMPETITION

      We are subject to intense competition. The CD, DVD, software and Internet industries are highly competitive. Though the company believes that solutions it offers using its patent are highly valuable and useful, there are several alternatives available for the advertising and promotion of products and services. It is true that the precise process protected by our patent is exclusive insofar as it is protected under the United States patent law. However, it is possible that due to the wide use of both the Internet and rich-media there are other processes available that are similar to, but not covered under our patent, that may offer equally good functionality. Prospective clients may choose to license these similar solutions instead of ours. Additionally, though the company intends to seek enforcement of its patent rights against infringers, there can be no assurance that the company will be able to discover (and thereafter collect license fees from) every party who is utilizing our protected process. Moreover, our patent does not prohibit the utilization of the process outside of the United States.

      The company's competitors range from small companies with limited resources to large companies with substantial financial, technical and marketing resources. Competitors with greater financial resources than us may be able to broaden their offerings, make greater investments in design and product development, have comparable or superior intellectual property, undertake more extensive marketing campaigns, and adopt more aggressive pricing policies than the company. There can be no assurance that the company will be able to respond effectively to market changes or to compete successfully in the future.

EMPLOYEES

      As of September 15, 2005 we employed 4 people on a full-time basis. Our success is highly dependent on our ability to attract and retain qualified employees. Competition for qualified employees remains intense in our industry. We believe that we can attract and retain qualified employees, but we cannot guarantee that we will be as successful. None of our employees are subject to collective bargaining agreements. We believe that our relationship with our employees is excellent.

Available Information

      Our Internet address is http://www.connectedmedia.com. In the future we intend to make available, free of charge, our annual report on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K, and any amendments to those reports, as well as our governance documents, as soon as reasonably practicable after we electronically file such material with or furnish it to the SEC. The information found on our Web site is not part of this or any other report we file with or furnish to the SEC.

ITEM 2. DESCRIPTION OF PROPERTY

      We do not own any real property. Our corporate offices are located within two leased offices in a professional office suite complex at 950 South Pine Island Road, Suite A150-1094, Plantation, Florida. The term of our current lease runs through December 31, 2005, our rent is approximately $ 2,200 per month, and the property is in good condition. We use our corporate offices for all of our operations.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2004.

      In connection with the reverse merger in August, 2004, the former principal stockholder of the company holding in excess of 51% of the outstanding common stock of the Company signed a consent, in accordance with the provisions of Section 228 of the Delaware Corporation Law, amending the company's Certificate of Incorporation in order to change its name to Trust Licensing, Inc. and, as of the record date (which was prior to the effective date of the merger) to combine every 10 shares of our common stock into one share of our common stock. An Information Statement describing this was mailed to Shareholders.

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

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

      Our common stock is traded on Over-The-Counter Bulletin Board under the symbol CNCM.OB. Our common stock became eligible for trading on December 31, 2004. Prior to that date our Company had not traded for at least the last two fiscal years. As of September 15, 2005, there were approximately 350 registered holders of record of our common stock. During 2004 there were no trades of our common stock on the OTC Bulletin Board. During the period from January 1, 2005 through September 15, 2005, our stock traded as low as $ .01per share and as high as $.09 per share.

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

                                    OVERVIEW

      On August 24, 2004 pursuant to the Florida rules and regulations governing mergers and acquisitions, the company, through a newly formed wholly owned subsidiary acquired, by merger, all of the assets and business of Trust Licensing, LLC ("TLLLC"). As consideration for the merger the company issued 270,072,000 shares of its common stock, par value $ .0001 per share representing approximately 93% of its issued and outstanding shares (after giving effect to a 1:10 reverse stock split.) The reverse merger was accompanied by a change in the name of the company to Trust Licensing, Inc., the company's Board of Directors, its management, and its business focus. Prior to the merger, the company had not conducted regular business operations for several years; rather, its primary focus was seeking a business to acquire. On December 31, 2004, the company became eligible for trading on the over-the-counter bulletin board under the symbol TRTL.OB. As a result of the merger, the company became the successor in interest to New Mountaintop Corporation and assumed its Exchange Act reporting obligations. Subsequently, in early May 2005 the company was advised by the Secretary of State of the State of Delaware that the State had failed to notify the company that the use of the word "Trust" in its corporate name was inconsistent with the applicable provisions of the Delaware Banking Law and requested that the company change its name. Therefore, on May 18, 2005, the company changed its name to Connected Media Technologies, Inc.

      Prior to the merger, TLLC had been considering a joint business relationship with an unrelated third-party. In connection with this transaction, the third party formed a California corporation named Connected Media, Inc. The goal was to use the name "Connected Media" and as part of the relationship TLLC funded the purchase of the web address (URL) www.connectedmedia.com, which was then assigned to the third party. The goal was to use the name "Connected Media" as a marketing brand. In connection with this transaction a "Connected Media" logo was developed by the third party. In March 2005, however, the third party decided it no longer desired to continue with the business relationship, however, offered to assign to the Company, at no cost, all of its right, title and interest in and to the Connected Media name, logo and URL, as well as all of the issued and outstanding shares of Connected Media, Inc. At the time, and since its inception, Connected Media, Inc. had been an inactive corporation with no assets or liabilities. The assignment was made at zero cost and there was no accounting effect to this transaction. Furthermore, the transaction had no material impact on the company's business. The ultimate purpose of completing the assignment was to ensure that Connected Media would remain inactive in order to avoid confusion and protect and preserve the company's intended use of the name "Connected Media" which, as described herein, became the name of the company. Currently, through the operations of its wholly-owned subsidiary, we are now a technology and intellectual property creation, management and licensing company. (For purposes of convenience and clarity to the reader, for the balance of this discussion we refer to the company and its wholly-owned operating subsidiary interchangeably, unless otherwise noted.) Our current focus is on creating patented solutions that facilitate a seamless connection between a website and content on a DVD, CD, Flash Card, or any other storage disc or drive. The technology covered by our patent portfolio allows content providers, advertisers and others to combine the dynamic capabilities of the internet with easy to deliver, high quality disc based content. The fields in which we seek to license our patent(s) and technology include educational and distance learning, entertainment (film, music and video), travel related marketing services, advertising, publishing, digital photography and real estate.

      The company's patent portfolio consists of:

      o one issued patent, "Interactive, Remote, Computer Interface System" (U.S. Patent No. 6,101,534), which is our core patent;

      o one patent that the United States Patent and Trademark Office has notified the company that it intends to issue as U.S. Patent No. 6,952,697 on October 4, 2005, entitled "A Media Validation System";

      o     seven other patents pending; and

      o several additional patent applications that are in progress but have not yet been filed.

      In general, our core patent is intended to be used, among other things, to protect technology that enables multimedia content that is stored on removable local media (such as CDs or DVDs) to be "controlled" or "released" for access by the user by visiting a related site on the Internet. This process has several potential applications, including the ability to time-release content, the ability to supplement website content without any streaming, downloading or delay, and the ability to unlock or release bonus or supplemental content on an individualized basis. In addition, using the process protected by the core patent permits distributors of removable media to use the Internet to introduce updated information, capture demographic information and otherwise enable better tracking of their disc-based promotions.

      Our business plan is to exploit our core patent and/or license the exploitation of the patent to support the connection between a website and content on a DVD, CD, Flash Card, or any other storage disc or drive. In addition to pursuing direct licensing royalty arrangements we also seek to enforce our existing issued patent(s) and any subsequently issued or acquired patent(s) against those that infringe. We may also incubate and/or acquire minority equity interests in select growth-oriented companies that can benefit from integration and utilization of company-owned intellectual property, although the company has not engaged any third-party agent or representative for the specific purpose of acquiring any such interests. We may also seek to acquire additional patents and patent portfolios.

      Since changing the company's name to Connected Media Technologies, Inc. in May 2005 the company has introduced a new website and has been developing sales and marketing materials. In addition, the company is developing interactive demos and proof of concept technology for a variety of applications and solutions based on its patent(s). Applications of our patent that are currently being presented to potential licensees include:

      o A method of advertising and promotion that combines the dynamic capabilities of the Internet with the high quality visual impact of rich media content stored locally on a CD, DVD, memory card, hard drive, or other digital storage platform.

      o A method of using a DVD, CD or other disc to supplement the content of a television program.

      o     A  method  of  using  the   internet  to  create   additional   sale
            opportunities by "unlocking" pre-existing content on a dual disc or other DVD, CD-ROM, etc.

      The company has begun to offer its technology to advertising agencies, marketing agencies, and interactive agencies. In addition, the company is offering its technology to targeted content providers, including magazine publishers, television and film producers, television networks and film studios, digital storage disc manufacturers and others. In June 2005 the company engaged Andrew Adelson, an established film and television producer, as a commissioned sales agent in Los Angeles, California to pursue potential opportunities for the company within the media and entertainment industry. In July 2005 the company entered into a license agreement with Natcom, Inc. a Miami, Florida based international marketing agency focused on presenting the company's technology to its contacts and customers in the government and travel sectors. We intend to continue to pursue similar relationships with additional consultants, sales agents, and agencies in different market sectors, including advertising, education, retail and others. Depending on the circumstances, the company may offer its technology pursuant to a license, or as part of a turn-key solution. In the case of a license, the company seeks to obtain a performance based or per disc royalty from its licenses. Additional programming or custom development work is quoted over and above the agreed upon licensing fee.

      In addition to seeking licensing arrangements, the company will take necessary actions to enforce its patents as it deems appropriate. In 2004 the company received $ 700,000 (classified as other income on the company's financial statements) from the settlement of a patent infringement action that the company initiated against a third party with respect to our core patent. As part of the settlement the third party entered into a non-exclusive pre-paid license and agreed to acknowledge and identify our patent and the company, including a link to the company's website, within certain of its software products.

      Management   believes  that  the  effective  use  of  the  Standby  Equity
Distribution Agreement will better enable the company to execute its plan as outlined above.

COMPARISON OF RESULTS OF OPERATIONS FOR 2004 AND 2003

We are a development stage company and remain in the very early stages of implementing our business plan. Nonetheless, we have already successfully generated other income and taken other actions to increase the value of our issued patent. Over time, our plan is to attempt to generate revenue from several sources as described above. We believe that if these potential revenue streams materialize in a timely and meaningful fashion, it will enable us to increase shareholder value. However, we do not believe that cash flow from operations alone will be sufficient to fund our activities in the next 12 months. As of December 31, 2004, the company had total assets of approximately $ 63,854 ($ 33,991 of which is cash), and total liabilities of $ 551,075. As described below, we will need to obtain additional financing for us to both implement our plans and to continue as a going concern.

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

      We intend to generate and collect periodic royalty revenue in connection with licensing agreements associated with their intellectual property. Royalty revenue is recognized as it is earned. We recognize income from licensing of patents ratably over the lesser of the economic or legal life of any granted licenses. We have not recognized any royalty revenue or licensing revenue from the years ended December 31, 2004 and 2003, respectively.

      The company recognizes other income from patent infringement claims when the claim is settled, whether by negotiation or litigation. We recognized a total of $ 700,000 in other income from the period of January 1, 2004 through December 31, 2004. The $ 700,000 was classified as other income as it resulted from the settlement of a patent infringement action the company initiated against a third party with respect to its core patent. There was no such income recognized in 2003.

      Impairment of Long-Lived Assets. Our long-lived assets consist of patents (having a fair value of zero for GAAP purposes) and equipment. We review long-lived assets and certain identifiable assets related to those assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recoverable. If the undiscounted future cash flows of the long-lived assets are less that the carrying amount, their carrying amount is reduced to fair value and an impairment loss is recognized. None of our long-lived assets required an impairment charge during the twelve months ended December 31, 2004. We recorded an impairment loss of $ 5,070 for the year ended December 31, 2003.

      Contingencies and Litigation. We record an accrual for contingencies and related liabilities such as litigation when an adverse outcome is probable and the amount of the potential liability can be reasonably estimated. . We were not a party in any litigation nor were we subject to any such loss contingencies during the years ended December 31, 2004 or 2003, respectively.

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

         Operating Expenses. Operating expenses for the twelve months ended December 31, 2004 were $ 815,735 compared to operating expenses of $ 177,805 for the same period in 2003. The increase is due to several factors. During 2003, the company had no full time employees, no offices, was not a public, reporting company, was not developing prototypes, and was not actively pursuing licensees. Once the company commenced the active pursuit of business plan during 2004, its costs grew in all these areas. During 2004, the company hired its full-time Chief Executive Officer, hired its full-time Executive Vice

President, narrowed and commenced full-time pursuit of its business plan, contracted with a third party software developer to develop several working demo versions of software applications utilizing the core patent, and conducted several meetings with potential licensees.

      Net Loss. Our net loss for the twelve months ended December 31, 2004 was $ 119,568, compared to net losses of $177,805 for the same period in 2003. The increase in net loss results primarily from increase in payroll operating expenses.

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

During the period between January 1, 2005 and February 23, 2005, the Company elected to draw down substantially all of the remaining balance on its $250,000 letter of credit.

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

ISSUES AND UNCERTAINTIES

This Annual Report on Form 10-K contains statements that are forward-looking. These statements are based on current expectations and assumptions that are subject to risks and uncertainties. Actual results could differ materially because of issues and uncertainties such as those listed below and elsewhere in this report, which, among others, should be considered in evaluating our future financial performance

      We are subject to various risks that may materially harm our business, financial condition and results of operations. You should carefully consider the risks and uncertainties described below and the other information in this filing before deciding to purchase our common stock. If any of these risks or uncertainties actually occurs, our business, financial condition or operating results could be materially harmed. In that case, the trading price of our common stock could decline and you could lose all or part of your investment. The following are all the material risks known to the company.

                         RISKS RELATING TO OUR BUSINESS

      We have had a history of operating losses.

      The company has a history of operating losses and there is no guarantee the company will be able to achieve a positive operating income in the future and, if achieved, sustain such positive operating income. For the period July 19, 2001 (inception) to June 30, 2005, the company had an aggregate net loss of $422,626. Accordingly, an investment in the company is extremely speculative in nature and involves a high degree of risk.

      Our auditors have expressed an opinion that there is substantial doubt about our ability to continue as a going concern.

      In its report dated February 7, 2005, Salberg & Company, P.A. expressed an opinion that there is substantial doubt about our ability to continue as a going concern. For the preceding fiscal year ending December 31, 2004, the company had no revenues, a net loss of $ 119,568, a working capital deficiency of $ 497,084, a stockholder's deficiency of $ 487,221 and a deficit accumulated during development state of $ 422,626. If we are unable to continue as a going concern, you may lose your entire investment.

      We need additional financing and if we are unable to raise the capital necessary, we may be forced to abandon or curtail our business plan or operations.

      As of December 31, 2004 the company's working capital (current assets less current liabilities) was a deficit of $487,221. We do not have any continual commitments or identified sources of additional capital from third parties or from its officers, directors or majority shareholders. There is no assurance that additional financing will be available on favorable terms, if at all.

      Our business is dependent on the exploitation of our portfolio of patents, which to date have generated limited income.

      We are a development stage company and have a limited income history from the licensing of our technology. While the company has generated in excess of $ 700,000 in income received in connection with the enforcement of our patent rights (classified on our balance sheet as "other income"), we have not had any revenue from royalties or licensing of the patents which we hold, and there can be no assurance that we will be able to continue to generate income or achieve profitability in the future from our intended operations. If profitability is achieved there is no assurance that it can be sustained. We anticipate that creating and marketing new technology will require additional expenditures. Accordingly, an investment in us is extremely speculative in nature and involves a high degree of risk.

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

      We have applied for patent protection for some aspects of our technology. There can be no guarantee or assurance that the patents or trademarks applied for will be awarded. In the event we are not awarded certain patent or trademark claims, or if other companies are granted patent protection on similar and/or competing technology, it may be difficult for us to maintain an advantage over our competition. Even if our patent or trademarks are granted, there is no assurance that competitors will not infringe upon them, or our already issued patent.

      If we are unable to protect our intellectual property, it could have a material adverse effect on us.

      Our ability to compete depends, in part, upon successful protection of our proprietary assets. We plan to protect proprietary and intellectual property rights through available patent, copyright and trademark laws and licensing and distribution arrangements with reputable companies, and to the extent management deems economically prudent. Despite these precautionary measures, existing patent, copyright and trademark laws afford only limited protection in certain jurisdictions. We may distribute our solutions in other jurisdictions in which there is no protection, or individuals or companies in jurisdictions where our intellectual property is not protected may simply take advantage of our work. As a result, it may be possible for unauthorized third parties to copy and distribute our intellectual property. This could result in a material adverse effect on the company.

      Litigation   to  enforce   our   intellectual   property   rights  can  be
time-consuming and costly.

      In connection with our intellectual property, litigation may be necessary to enforce and protect our intellectual property rights, or to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement or invalidity. Any such litigation could take an extended period of time to resolve and, even if the company is successful in the litigation, result in significant costs and the diversion of resources that could have a material adverse effect on our business, operating results or financial condition. In addition, there is no assurance that the company would be able to collect any damages should it receive a favorable judgment against an infringer. We may also receive notice of claims of infringement of other parties' proprietary rights. There can be no assurance that infringement or invalid claims will not materially adversely affect our business, financial condition or results of operations. Additionally, companies in other jurisdictions may have patented technology on which our patent would infringe.

      We do not carry liability insurance or business interruption insurance.

      We do not carry general liability insurance or business interruption insurance at this time. We intend to purchase such insurance when we deem such an investment to be economically prudent. Consequently, if any peril or event occurs that would subject the company to liability or business interruption, we will not be insured for that loss. Such an event could severely affect our ability to conduct our normal business operations and adversely affect both our business operations and our revenue.

      We are controlled by our principal shareholders and as a result you may not be able to exert meaningful influence on significant corporate decisions.

      At present, our principal shareholders own approximately 83% of the issued and outstanding shares and therefore have the ability to elect all of the members of the Board of Directors of the company. As such, control of the company will remain with the controlling shareholders who will continue to formulate business decisions and policy.

      We are reliant on key personnel and if we lose any of our key employees, it could have a material adverse effect on our business and operations.

      Our success depends largely on highly skilled personnel. In particular, we rely on the skills of Leigh Rothschild, who developed the technology which we have patented, and on whom we would rely to update and customize the technology as necessary. We also rely upon personnel having skills in areas such as determining the validity of intellectual property, maintaining intellectual property, identifying infringing parties, developing and commercializing the company's intellectual property, and general operations. The loss of the services of any key personnel could adversely affect us.

      There is a limited public market for our common stock, and our stock price may be volatile.

      Our shares are listed on the Over-the-Counter Bulletin Board, and have had a limited volume of sales, thus providing a limited liquidity into the market for our shares. Moreover the price of our shares may be subject to wide fluctuations in response to several factors, including, but not limited to the sale of shares received by Cornell upon our drawdowns under the Standby Equity Distribution Agreement. The size of such sales could be substantially greater than the normal amount of trading occurring in our stock and could have a substantial negative influence on the price of our stock.

      Our shares are traded on the over-the-counter Bulletin Board. In recent years the stock market in general has experienced extreme price fluctuations that have oftentimes have been unrelated to the operating performance of the affected companies. Similarly, the market price of our shares may fluctuate significantly based upon factors unrelated or disproportionate to our operating performance. These market fluctuations, as well as general economic, political and market conditions may adversely affect the market price of our shares.

      We do not expect to pay dividends for the foreseeable future.

      We have not declared or paid, and do not anticipate declaring or paying in the foreseeable future, any cash dividends on our shares. Our ability to pay dividends is dependent upon, among other things, our future earnings, if any, as well as our operating and financial condition, capital requirements, general business conditions and other pertinent factors. Furthermore, any payment of dividends by us is subject to the discretion of our board of directors. Accordingly, there is no assurance that any dividends will ever be paid on our shares.

      We are subject to price volatility due to our operations materially fluctuating; as a result, any quarter-to-quarter comparisons in our financial statements may not be meaningful.

      As a result of the evolving nature of the markets in which we compete, and the early stage in development of our business plan, we believe that our operating results may fluctuate materially, as a result of which quarter-to-quarter comparisons of our results of operations may not be meaningful. Until we have developed and demonstrated uses for our technology which is accepted by a significant number of customers on a regular basis (through licensing or otherwise) our quarterly results of operations may fluctuate significantly.

                      Trust Licensing, Inc. and Subsidiary
                          (A Development Stage Company)

                        Consolidated Financial Statements

                    Years Ended December 31, 2004, 2003, and
                  for the period from July 19, 2001 (Inception)
                              to December 31, 2004

                      Trust Licensing, Inc. and Subsidiary
                          (A Development Stage Company)

                                    Contents

                                                                         Page(s)

Report of Independent Registered Public Accounting Firm                    1

Consolidated Balance Sheet                                                 2

Consolidated Statements of Operations                                      3

Consolidated Statement of Changes in Stockholders' Deficiency              4

Consolidated Statements of Cash Flows                                      5

Notes to Consolidated Financial Statements                                6-17

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

In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the consolidated financial position of Trust Licensing, Inc. and Subsidiary (a development stage company) as of December 31, 2004, and the consolidated results of their operations, changes in stockholders' deficiency and cash flows for the years ended December 31, 2004 and 2003, and for the period from July 19, 2001 (inception) to December 31 2004, in conformity with accounting principles generally accepted in the United States of America.

As more fully described in Note 12, subsequent to the issuance of the Company's December 31, 2004 consolidated financial statements and our report thereon dated February 7, 2005 we became aware certain costs relating to the recapitalization should have been charged to equity rather than expensed. In our related report, we expressed an unqualified opinion with an explanatory paragraph describing conditions that raise doubt about the Company's ability to continue as a going concern. Our opinion on the revised consolidated financial statements, as expressed herein, remains unqualified with an explanatory paragraph describing conditions that raise doubt about the Company's ability to continue as a going concern.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 9 to the consolidated financial statements, the Company has no revenues, a net loss of $119,568 in 2004, a working capital deficiency of $497,084, a stockholders' deficiency of $487,221 and a deficit accumulated during development stage of $422,626 at December 31, 2004. These factors raise substantial doubt about its ability to continue as a going concern. Management's plan in regards to these matters is also described in Note 9. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

SALBERG & COMPANY, P.A.
Boca Raton, Florida
February 7, 2005
      (except for Note 12, as to which is September 20, 2005)

                       Trust Licensing, Inc. and Subsidiary
                           (A Development Stage Company)
                            Consolidated Balance Sheet
                               December 31, 2004

                                     ASSETS
                                     ------

                                                                     As Restated
                                                                      (Note 12)
Current Assets
  Cash                                                               $  33,991
  Due from Related Party                                                20,000
                                                                     ---------
Total Current Assets                                                    53,991
                                                                     ---------

Office equipment, net of $22,605 accumulated depreciation                9,863
                                                                     ---------

Total Assets                                                         $  63,854
                                                                     =========

                     LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                     ----------------------------------------

Current Liabilities
  Accounts payable                                                   $  26,146
  Accounts payable, related party                                       47,699
  Accrued expenses                                                      10,645
  Accrued compensation, officers                                       104,101
  Accrued payroll taxes payable                                         17,276
  Note payable, related party                                          190,000
  Accrued interest payable, related party                                2,563
  Accrued interest payable                                               1,270
  Line of credit                                                       151,375
                                                                     ---------
Total Current Liabilities                                              551,075
                                                                     ---------

Commitments and Contingencies (See Note 8)

Stockholders' Deficiency
  Common stock,  $0.0001 par value; 500,000,000 shares authorized,
    294,066,663 shares issued and 292,066,663 outstanding               29,407
  Additional Paid-in Capital                                            40,998
  Deficit accumulated during the development stage                    (422,626)
  Treasury Stock at cost (2,000,000 shares)                           (135,000)
                                                                     ---------
Total Stockholders' Deficiency                                        (487,221)
                                                                     ---------

Total Liabilities and Stockholders' Deficiency                       $  63,854
                                                                     =========

          See accompanying notes to consolidated financial statements.

                      Trust Licensing, Inc. and Subsidiary
                          (A Development Stage Company)
                      Consolidated Statements of Operations

                                                                                              For the
                                                                                            Period from
                                                               Year ended                  July 19, 2001
                                                               December 31,               (Inception) to
                                                        2004               2003          December 31, 2004
                                                   -------------       -------------     -----------------
                                                    As Restated                             As Restated
                                                     (Note 12)                               (Note 12)

Revenue                                            $          --       $          --       $          --
                                                   -------------       -------------       -------------

Operating Expenses
Payroll and contract services                            369,543                  --             369,543
Professional fees                                        258,686             162,667             477,733
Research and development                                  30,194                  --              30,194
Rent                                                      19,255                  --              19,255
Depreciation                                               9,398               7,178              22,605
Costs of recapitalization                                 62,217                  --              62,217
General and administrative                                66,442               2,890              80,981
Impairment loss                                               --               5,070              61,265
                                                   -------------       -------------       -------------
Total Operating Expenses                                 815,735             177,805           1,123,793
                                                   -------------       -------------       -------------

Loss from Operations                                    (815,735)           (177,805)         (1,123,793)

Other Income (Expense)
Other income                                             700,000                  --             705,000
Interest expense - related party                          (2,563)                 --              (2,563)
Interest expense                                          (1,270)                 --              (1,270)
                                                   -------------       -------------       -------------
Total Other Income (Expense)                             696,167                  --             701,167
                                                   -------------       -------------       -------------
Net Loss                                           $    (119,568)      $    (177,805)      $    (422,626)
                                                   =============       =============       =============
Net Loss Per Share - Basic and Diluted             $          --       $          --       $          --

Weighted average number of shares outstanding
  during the year - basic and diluted                277,901,150         270,072,000         272,338,170
                                                   =============       =============       =============

          See accompanying notes to consolidated financial statements.

                      Trust Licensing, Inc. and Subsidiary
                          (A Development Stage Company)
          Consolidated Statement of Changes in Stockholders' Deficiency
            Years ended December 31, 2004 and 2003 and for the period
               from July 19, 2001 (inception) to December 31, 2004

                                                                                                Deficit
                                                                                              accumulated
                                                            Common Stock         Additional    during the
                                                        ---------------------      Paid-in     development    Treasury
                                                          Shares       Amount      Capital        stage        Stock        Total
                                                        -----------   -------    ---------    ------------   ---------    ---------
Issuance to founders                                    270,072,000   $27,007    $ (7,007)     $      --     $            $  20,000

Net loss, 2001                                                   --        --          --        (47,059)           --      (47,059)
                                                        -----------   -------    --------      ---------     ---------    ---------

Balance, December 31, 2001                              270,072,000    27,007      (7,007)       (47,059)                   (27,059)

Net loss, 2002                                                   --        --          --        (78,194)           --      (78,194)
                                                        -----------   -------    --------      ---------     ---------    ---------

Balance, December 31, 2002                              270,072,000    27,007      (7,007)      (125,253)                  (105,253)

Net loss, 2003                                                   --        --          --       (177,805)           --     (177,805)
                                                        -----------   -------    --------      ---------     ---------    ---------

Balance, December 31, 2003                              270,072,000    27,007      (7,007)      (303,058)           --     (283,058)

Deemed issuance including treasury shares                22,328,000     2,233      (2,233)            --      (135,000)    (135,000)

Recapitalization (net equity at reverse merger date)             --        --         405             --            --          405

Shares issued in exchange for consulting fees             1,666,663       167      49,833             --            --       50,000

Net loss, 2004                                                   --        --          --       (119,568)           --     (119,568)
                                                        -----------   -------    --------      ---------     ---------    ---------

Balance, December 31, 2004  (As restated, Note 12)      294,066,663   $29,407    $ 40,998      $(422,626)    $(135,000)   $(487,221)
                                                        ===========   =======    ========      =========     =========    =========

          See accompanying notes to consolidated financial statements.

                      Trust Licensing, Inc. and Subsidiary
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows

                                                                                               For the
                                                                                             Period from
                                                                   Year Ended               July 19, 2001
                                                                   December 31,            (Inception) to
                                                                2004           2003       December 31, 2004
                                                              ---------     ---------     -----------------
                                                             As Restated                     As Restated
                                                              (Note 12)                       (Note 12)
Cash Flows From Operating Activities:
Net Loss                                                      $(119,568)    $(177,805)        $(422,626)
Adjustments to reconcile net loss to net cash
  used in operations:
Impairment loss - patent and trademark                               --         5,070            61,265
Depreciation                                                      9,398         7,178            22,605
Stock issued for services                                        50,000            --            50,000
Changes in operating assets and liabilities:
  Accounts payable                                             (114,477)      131,793            26,146
  Accounts payable, related party                                47,699            --            47,699
  Accrued expenses                                               10,645            --            10,645
  Accrued compensation, officers                                104,101            --           104,101
  Accrued payroll taxes payable                                  17,276            --            17,276
  Accrued interest payable, related party                         2,563            --             2,563
  Accrued interest payable                                        1,270            --             1,270
                                                              ---------     ---------         ---------
Net Cash Provided by (Used In) Operating Activities               8,907       (33,764)          (79,056)
                                                              ---------     ---------         ---------

Cash Flows From Investing Activities:

  Purchase of equipment                                         (11,576)       (7,566)          (32,468)
  Patent and trademark cost disbursements                            --        (5,070)          (61,265)
  Cash acquired in recapitalization                                 405            --               405
  Advance to related party                                      (20,000)           --           (20,000)
                                                              ---------     ---------         ---------

Net Cash Used In Investing Activities                           (31,171)      (12,636)         (113,328)
                                                              ---------     ---------         ---------

Cash Flows From Financing Activities:
  Proceeds from issuance of common stock                             --            --            20,000
  Proceeds from related party note                              190,000            --           190,000
  Proceeds from related party loans                             110,000        36,000           266,000
  Proceeds from line of credit                                  151,375            --           151,375
  Repayments on related party loans                            (266,000)           --          (266,000)
  Recapitalization consideration paid for treasury shares      (135,000)           --          (135,000)
                                                              ---------     ---------         ---------
Net Cash Provided By Financing Activities                        50,375        36,000           226,375
                                                              ---------     ---------         ---------

Net Increase (Decrease) in Cash                                  28,111       (10,400)           33,991

Cash at Beginning of Period                                       5,880        16,280                --
                                                              ---------     ---------         ---------

Cash at End of Period                                         $  33,991     $   5,880         $  33,991
                                                              =========     =========         =========

Supplemental disclosure of cash flow information:
-------------------------------------------------

Cash paid for interest                                        $      --     $      --         $      --
                                                              =========     =========         =========
Cash paid for taxes                                           $      --     $      --         $      --
                                                              =========     =========         =========

          See accompanying notes to consolidated financial statements.

                      Trust Licensing, Inc. and Subsidiary
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                                December 31, 2004

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

                      Trust Licensing, Inc. and Subsidiary
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                                December 31, 2004

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

         (G) Long-Lived Assets

         The Company reviews long-lived assets and certain identifiable assets related to those assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recoverable. If the undiscounted future cash flows of the long-lived assets are less than the carrying amount, their carrying amount is reduced to fair value and an impairment loss is recognized. During the years ended December 31, 2004 and 2003, and for the period from July 19, 2001 (inception) to December 31, 2004, the Company recognized an impairment loss of $0, $5,070 and $61,265, respectively. The impairment losses are related to previously capitalized amounts relating to the #534 Patent. (See Notes 2, 7 and 8(A))

         (H) Revenue Recognition

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

                      Trust Licensing, Inc. and Subsidiary
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                                December 31, 2004

         (iii) Other

               The Company recognizes other income from patent infringement claims when the claim is settled, whether by negotiation or litigation. The Company recognized other income of $700,000 for the year ended December 31, 2004. (See Note 8(A) and below)

         During the year ended December 31, 2002, the Company recognized $5,000 as a component of other income. The source of this income was a settlement between the Company and an unrelated third party relating to the #534 Patent. There were no continuing commitments in connection with this settlement.

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

                      Trust Licensing, Inc. and Subsidiary
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                                December 31, 2004

         (L) New Accounting Pronouncements

         Statement No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" supersedes Statement No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121"). Though it retains the basic requirements of SFAS 121 regarding when and how to measure an impairment loss, SFAS 144 provides additional implementation guidance. SFAS 144 excludes goodwill and intangibles not being amortized among other exclusions. SFAS 144 also supersedes the provisions of APB 30, "Reporting the Results of Operations," pertaining to discontinued operations. Separate reporting of a discontinued operation is still required, but SFAS 144 expands the presentation to include a component of an entity, rather than strictly a business segment as defined in SFAS 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS 144 also eliminates the current exemption to consolidation when control over a subsidiary is likely to be temporary. This statement is effective for all fiscal years beginning after December 15, 2001. The adoption of SFAS 144 had a material effect on the Company's financial position, results of operations and liquidity due to the Company reporting impairment charges relating to a contributed patent (see Notes 2, and 7) of $0, $5,070 and $61,265, respectively, for the years ended December 31, 2004 and 2003, and for the period from July 19, 2001 (inception) to December 31, 2004, respectively.

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

         In December 2004, the FASB issued SFAS 123 (revised 2004) "Share-Based Payment". This Statement requires that the cost resulting from all share-based transactions be recorded in the financial statements. The Statement establishes fair value as the measurement objective in

                      Trust Licensing, Inc. and Subsidiary
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                                December 31, 2004

         accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement in accounting for share-based payment transactions with employees. The Statement also establishes fair value as the measurement objective for transactions in which an entity acquires goods or services from non-employees in share-based payment transactions. The Statement replaces SFAS 123 "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25 "Accounting for Stock Issued to Employees". The provisions of this Statement will be effective for the Company beginning with its fiscal year ending 2005. The Company is currently evaluating the impact this new Standard will have on its consolidated financial position, results of operations or cash flows.

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

The impairment losses are as follows:

July 19, 2001 (inception) to December 31, 2001         $17,014
Year ended December 31, 2002                            39,181
Year ended December 31, 2003                             5,070
Year ended December 31, 2004                                --
                                                       -------

Total impairment loss                                  $61,265
                                                       =======

Note 3   Loans Receivable and Payable, Related Parties

Prior to the merger the Company's sole member and 100% owner was Irrevocable Trust Agreement Number III ("Trust III"). The primary beneficiary of Trust III is the Company's Founder. Since July 19, 2001 (Inception) and from time to time, Trust III has advanced working capital to the Company. Total advances, prior to the merger, were as follows:

July 19, 2001 (inception) to December 31, 2001        $ 20,000
Year ended December 31, 2002                           100,000
Year ended December 31, 2003                            29,000
Year ended December 31, 2004                           110,000
                                                      --------

Total advances from Trust III                         $259,000
                                                      ========

                      Trust Licensing, Inc. and Subsidiary
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                                December 31, 2004

In addition to the above advances, a separate Trust directly related to the Company's Founder also advanced working capital of $7,000 during the year ended December 31, 2002.

All $266,000 of these advances were repaid in full on June 7, 2004. (See Note 7)

An additional $20,000 was advanced to Trust III on June 7, 2004. At December 31, 2004, the $20,000 has been recorded on the balance sheet as Due from a related party. (See Note 7)

All loans to and from Trust III are non-interest bearing, unsecured and due on demand.

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

See Note 11 for additional draw down.

                      Trust Licensing, Inc. and Subsidiary
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                                December 31, 2004

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

(B) Recapitalization

On August 24, 2004 (the "recapitalization date"), the Company was acquired by an inactive publicly held Delaware corporation in a transaction accounted for as a reverse triangular merger and recapitalization of the Company. The members/stockholders of the Company received 270,072,000 common shares of the publicly held company or approximately 93% of the total outstanding voting common stock just subsequent to the reverse triangular merger and after giving effect to a 1:10 reverse common stock split of the Delaware Corporation prior to the reverse triangular merger. The shares of common stock were issued to the members of TLLLC as follows; Trust III, the sole member of TLLLC prior to the recapitalization received 195,054,000 shares, the Company's President and CEO received 65,018,000 shares and the Company's Executive Vice President and Secretary received 10,000,000 shares. As part of the reverse triangular merger, NMC redeemed 2,000,000 (post-split) shares of its common stock from its sole director and former principal shareholder for cash consideration paid to the former principal stockholder of NMC totaling $135,000. The 2,000,000 shares were reissued in the Company's name as treasury shares and accounted for using the cost method. Immediately prior to the closing, Trust Licensing, LLC borrowed $165,000 from Trust III, a related party, (See Notes 4 and 7). The entire $165,000 was charged to operations as a cost of recapitalization.

In addition to the $135,000 paid for the public shell, accounted for as treasury stock, the Company incurred and paid an additional $30,000 as a finders fee and $32,217 (see Note 7) for certain related legal and other professional fees associated with the recapitalization. For the year ended December 31, 2004, the Company charged the statement of operations for $62,217 as total transaction costs of recapitalization and $135,000 to treasury stock.

As a result of the above recapitalization, the original shareholders of the publicly held shell are deemed to have been issued 20,328,000 common shares of the Company and 2,000,000 are held as treasury shares. All share and per share information in the accompanying consolidated financial statements has been retroactively restated to reflect the recapitalization.

The Company's financial statements just after the transaction consist of the assets and liabilities of both entities at historical cost, the historical operations of the Company (TLLLC), and the operations of the publicly held corporation from the recapitalization date.

                      Trust Licensing, Inc. and Subsidiary
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                                December 31, 2004

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

                      Trust Licensing, Inc. and Subsidiary
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                                December 31, 2004

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

Note 9   Going Concern

As reflected in the accompanying consolidated financial statements, the Company has a net loss of $119,568 for the year ended December 31, 2004 and a working capital deficiency of $497,084, deficit accumulated during the development stage of $422,626 and a stockholders' deficiency of $487,221 at December 31, 2004. The Company has no operating revenues. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan, raise capital, and generate revenues from the licensing of the #534 Patent. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

                      Trust Licensing, Inc. and Subsidiary
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                                December 31, 2004

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

The Company's tax expense differs from the "expected" tax expense for the year ended December 31, 2004, (computed by applying the Federal Corporate tax rate of 34% to loss before taxes), as follows:

                                                        2004          2003
                                                      --------      --------
Computed "expected" tax expense (benefit)             $(40,653)     $     --
Change in valuation allowance
                                                        40,653            --
                                                      --------      --------
                                                      $     --      $     --
                                                      ========      ========

The effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities at December 31, 2004 are as follows:

Deferred tax assets:
Net operating loss carryforward                       $(40,653)
Total gross deferred tax assets                        (40,653)
Less valuation allowance                                40,653
                                                      --------
Net deferred tax assets                               $     --
                                                      ========

The Company has a net operating loss carryforward of approximately $119,568 available to offset future taxable income expiring 2024. Utilization of this loss may be limited due to a change in control, which occurred on August 24, 2004 (See Note 1 (A)).

The valuation allowance at December 31, 2003 was $0. The net change in valuation allowance during the year ended December 31, 2004 was an increase of $40,653.

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

                      Trust Licensing, Inc. and Subsidiary
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                                December 31, 2004

(ii)     Eligibility

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

(iii)    Options

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

(vii)    Limitations on ISO's

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

                      Trust Licensing, Inc. and Subsidiary
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                                December 31, 2004

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

During the period between January 1, 2005 and February 22, 2005, the Company elected to draw down substantially all of the remaining balance on its $250,000 line of credit. (See Note 5).

On February 22, 2005, Irrevocable Trust Agreement Number III paid the Company $20,000 to repay amounts previously owed to the Company and included on the Company's financial statements as "Due From Related Party". As of February 22, 2005, no amounts are currently owed to the Company from Irrevocable Trust Agreement Number III or any other related or affiliated party.

Note 12  Restatement

Subsequent to the issuance of the Company's December 31, 2004 consolidated financial statements, management became aware that $135,000 of cost paid to redeem 2,000,000 common shares as part of the recapitalization should have been charged to equity rather than to operations. In addition, those shares were reissued in the Company's name as treasury shares and accordingly should have been reflected as treasury shares in the consolidated balance sheet. The correction of these items in the restated consolidated financial statements has the effect of reducing expense of recapitalization and thereby reducing net loss in the consolidated statement of operations for the year ended December 31, 2004 and for the period from July 19, 2001 (inception) to December 31, 2004 by $135,000 and reclassifying $135,000 from deficit accumulated during development stage to treasury stock in the consolidated balance sheet at December 31, 2004. There was no net effect on consolidated net loss per share.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      On October 11, 2004, the company engaged Salberg & Company, P.A. as the Company's independent accountants to audit the balance sheets, statements of operations, changes in stockholders' equity (deficiency) and cash flows for Trust Licensing, Inc., a Florida corporation and wholly owned subsidiary of the company.

      Dorra Shaw & Dugan, Certified Public Accountants ("Dorra Shaw") had been engaged as the company's principal independent accountants. Dorra Shaw reported that the company's financial statements during the two-year period ended December 31, 2003 and for the interim quarterly periods ending March 31, 2004 and June 30, 2004 did not contain an adverse opinion or disclaimer opinion, nor were such reports qualified or modified as to uncertainty, audit scope or accounting principles. During the two-year period ended December 31, 2003, and the subsequent interim periods preceding such dismissal, the company did not have any disagreements with Dorra Shaw on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Dorra Shaw would have caused it to make a reference to the subject matter of the disagreements in connection with its reports.

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

ITEM 8B. OTHER INFORMATION

None.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Our executive officers as of September 15, 2005 were as follows:

=================================================================================================
       Name              Age                         Position with the company
-------------------------------------------------------------------------------------------------
Leigh M. Rothschild      52                            Chairman of the Board
-------------------------------------------------------------------------------------------------
  Jeffrey W. Sass        46                    Chief Executive Officer and Director
-------------------------------------------------------------------------------------------------
 Michael R. Moore        37       Executive Vice President, Business & Legal Affairs and Director
-------------------------------------------------------------------------------------------------
  Jay Howard Linn        71                       Acting Chief Financial Officer
-------------------------------------------------------------------------------------------------
    Adam Bauman          47                                  Director
=================================================================================================

      Leigh M. Rothschild, Chairman: Mr. Rothschild is currently Chairman and Founder of CMT. Mr. Rothschild is an established inventor who to date has been the inventor of six issued US patents and five pending patents with various patents pending worldwide. Mr. Rothschild has licensed his patent portfolio to several companies. From October 1998 through February 2004, Mr. Rothschild was Chairman and founder of BarPoint.com, Inc. publicly traded wireless information company. In February 2004 BarPoint engaged in a reverse merger transaction with Fundever, Inc. and BarPoint subsequently changed its name to LoyaltyPoint, Inc. (OTCBB: LYLP). Prior to founding BarPoint Mr. Rothschild was President and Chief Executive Officer of IntraCorp Entertainment, Inc., a consumer software company with worldwide product distribution. Mr. Rothschild is a former presidential appointee to the High-Resolution Board for the United States under former President George H. W. Bush.

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

      Jeffrey W. Sass, President, Chief Executive Officer and Director: A veteran of the entertainment, licensing, and computer industries, Jeffrey Sass is currently President and CEO and a co-founder of CMT. From October 1998 through December 2001, Mr. Sass was co-founder and Chief Operating Officer of BarPoint.com, a wireless information company. Mr. Sass became BarPoint's President and Chief Executive Officer in January 2002 and served in that capacity through February 2004 when BarPoint engaged in a reverse merger transaction with Fundever, Inc. and BarPoint subsequently changed its name to LoyaltyPoint, Inc. (OTCBB: LYLP). Previously Mr. Sass has held management, production, and marketing positions at companies including Gametek, Inc., (1994-1995), Intracorp Entertainment (1995-1997), and Troma Entertainment (1987-1994). At Troma, he started and ran the independent movie studio's licensing and merchandising division, working closely with more than 70 manufacturers worldwide including Marvel Comics, Playmates Toys, Golden Books Publishing, Sega, Bandai and more. After Intracorp, in July 1997, Jeff formed the Marketing Machine, a full-service marketing agency and consultant firm, servicing clients in computer hardware, software and other industries. Mr. Sass is a graduate of Cornell University.

      Michael R. Moore,  Executive Vice President,  Business & Legal Affairs and
Director: Michael is a corporate transactional attorney, with over ten years of experience in business development and venture capital, focusing primarily in the Internet and technology industry. Prior to joining CMT, from July 2000 through February 2004 Mr. Moore was Vice President of Business & Legal Affairs of BarPoint.com (OTC BB: BPNT), a wireless information company. In February 2004 BarPoint engaged in a reverse merger transaction with Fundever, Inc. and BarPoint subsequently changed its name to LoyaltyPoint, Inc. (OTCBB: LYLP). Previously, from the fall of 1994 through early 1997 Mr. Moore worked as a senior associate in the corporate transactions and commercial litigation department at a large law firm where he co-founded the firm's technology committee and thereafter, from early 1997 through July 2000 held a senior management position at HotOffice Technologies, Inc., the developer of an award-winning Intranet service. Mr. Moore simultaneously received his Juris Doctor, cum laude, and his Master of Business Administration, with highest distinction, from the State University of New York at Buffalo in 1993.

      Jay Howard Linn, Acting Chief Financial Officer: Since 1995 Mr. Linn has practiced as a Certified Public Accountant in his own firm. Prior to opening his own office, he was a partner in the CPA firm of Moss & Linn and predecessor partnerships for 14 years in North Miami, Florida. From 1977 to 1981 he maintained a CPA practice in his own name in North Miami. Prior to that he was a partner in the CPA firm of Sidney Wasserman & company in Miami Beach, Florida. Mr. Linn is also an attorney admitted to practice in U.S. Tax Court, the Southern District of Florida and Florida courts. He also serves as President of The Rothschild Charitable Foundation and was a founding director of Homestead Federal Savings Bank. He received a Bachelor of Business Administration in 1955 and a Juris Doctor in 1962 from the University of Miami. Mr. Linn is not employed as a full time basis with the company. Mr. Linn also serves as Trustee of Irrevocable Trust Agreement Number III.

      Adam Bauman, Director: For more than five years Adam has been the CEO and President of STI, an executive talent management firm which advises senior management in the entertainment, publishing, technology, fashion and retail industries. Since its founding in 1996, executives have retained STI to strategically advise them on e-commerce, emerging technologies, investments, media exposure, eminence, strategic alliances, board seats, career opportunities and advancement, and other arenas in which they may be personally interested. Adam holds both MFA in Motion Picture Production Management and MBA in Executive Management degrees from the University of Southern California, and a BA in Radio and Television degree from California State University at Long Beach.

ITEM 10. EXECUTIVE COMPENSATION

The following table discloses executive compensation received for the three fiscal years ended December 31, 2004.

                           SUMMARY COMPENSATION TABLE

                                                                                   Long-Term
                                                   Annual Compensation         Compensation Awards
                                                  ---------------------     -------------------------
                                                                            Restricted    Securities
                                                                             Stock        Underlying      All Other
Name and Principal Position              Year      Salary        Bonus      Award(s) ($)  Options (#)    Compensation
-----------------------------------------------------------------------------------------------------------------------
Leigh M. Rothschild                      2004     $   (1)      $  - 0 -      $  - 0 -      $  - 0 -        $3,750.00(2)
Chairman                                 2003     $  - 0 -     $  - 0 -      $  - 0 -      $  - 0 -        $ - 0 -
                                         2002     $  - 0 -     $  - 0 -      $  - 0 -      $  - 0 -        $ - 0 -

Jeffrey W. Sass                          2004     $   (3)      $  - 0 -      $  - 0 -      $  - 0 -        $3,750.00(4)
President and Chief Executive Officer    2003     $  - 0 -     $  - 0 -      $  - 0 -      $  - 0 -        $ - 0 -
                                         2002     $  - 0 -     $  - 0 -      $  - 0 -      $  - 0 -        $ - 0 -

Michael R. Moore                         2004     $   (5)      $  - 0 -      $  - 0 -      $  - 0 -        $ - 0 -
Executive Vice President, Business       2003     $  - 0 -     $  - 0 -      $  - 0 -      $  - 0 -        $ - 0 -
    and Legal Affairs                    2002     $  - 0 -     $  - 0 -      $  - 0 -      $  - 0 -        $ - 0 -
-----------------------------------------------------------------------------------------------------------------------

(1) Mr. Rothschild executed an employment agreement with the Company on August 23, 2004. The base annual salary is $ 175,000. Mr. Rothschild's 2004 salary was calculated to include: (a) pre-merger compensation earned from Trust Licensing, LLC during 2004; and (b) post-merger compensation earned from the Company for the period of August 23, 2004 through December 31, 2004. To provide assistance to the Company's cash flow, Mr. Rothschild agreed to defer payment of $41,958 of his base salary until a later, unspecified date. This amount has been accrued as a current liability on the Company's Balance Sheet.

(2) Represents the approximate value of a monthly automobile allowance as provided in Mr. Rothschild's employment agreement.

(3) Mr. Sass executed an employment agreement with the Company on August 23, 2004. The base annual salary is $ 175,000. Mr. Sass's 2004 salary was calculated to include: (a) pre-merger compensation earned from Trust Licensing, LLC during 2004; and (b) post-merger compensation earned from the Company for the period of August 23, 2004 through December 31, 2004. To provide assistance to the Company's cash flow, Mr. Sass agreed to defer payment of $41,958 of his base salary until a later, unspecified date. This amount has been accrued a current liability on the Company's Balance Sheet.

(4) Represents the approximate value of a monthly automobile allowance as provided in Mr. Sass's employment agreement.

(5) Mr. Moore executed an employment agreement with the Company on August 23, 2004. The base annual salary is $ 132,000. Mr. Moore's 2004 salary was calculated to include: (a) pre-merger compensation earned from Trust Licensing, LLC during 2004; and (b) post-merger compensation earned from the Company for the period of August 23, 2004 through December 31, 2004. To provide assistance to the Company's cash flow, Mr. Moore agreed to defer payment of approximately $25,182 of his base salary until a later, unspecified date. This amount has been accrued as a current liability on the Company's Balance Sheet.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

SECURITY OWNERSHIP

The following table sets forth as of December 31, 2004 certain information as of the record date concerning the beneficial ownership of our common stock by: (i) each person known by us to be the beneficial owner of more than 5% of our outstanding common stock, (ii) each director, (iii) each of the named executive officers (as defined below), and (iv) all executive officers and directors as a group.

                                                       Amount and
                                                       Nature of
                                                       Beneficial        Percent
                                                       Ownership           of
Names                                                of Common Shares     Class
--------------------------------------------------------------------------------
Leigh M. Rothschild                                     173,427,700        59.0%
Irrevocable Trust Agreement Number III                  126,785,100        43.1%
Jeffrey W. Sass                                          65,018,000        22.1%
Michael R. Moore                                         10,000,000         3.4%
Jay Howard Linn                                           2,000,000          *
Adam Bauman                                                 300,000 (2)      *
Executive Officers, Directors as a group (4 persons)    250,445,700        85.1%
--------------------------------------------------------------------------------
* = Less than 1%

(1)   Includes   46,642,600  shares  owned  by  Mr.   Rothschild   directly  and
      126,785,100 owned by Irrevocable Trust Agreement Number III, a trust in which Mr. Rothschild is a direct beneficiary.

(2)   Mr. Bauman owns options to purchase 300,000 shares.

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Several transactions involving related parties were consummated in connection with the reverse merger:

1. Prior to the merger the Company's sole member and 100% owner was Trust III. The primary beneficiary of Trust III is the Company's Founder. Since July 19, 2001 (Inception) and from time to time, Trust III has advanced working capital to the Company. Total advances, prior to the merger, were as follows:

July 19, 2001 (inception) to December 31, 2001        $ 20,000
Year ended December 31, 2002                          $100,000
Year ended December 31, 2003                          $ 29,000
Year ended December 31, 2004                          $110,000
                                                      --------

Total advances from Trust III                         $259,000
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

      * Previously filed

      Form 8-K

            Form 8-K reporting period August 25, 2004 reporting Item 1.01, Item 2.01, Item 5.01, Item 5.02, Item 5.03 and Item 9.01 filed with the Securities and Exchange Commission on August 25, 2004.

            Form 8-K reporting  period  October 11, 2004 reporting Item 4.01 and
            Item 7 filed with the Securities and Exchange Commission on October 11, 2004.

            Form 8-K/A reporting period October 11, 2004 reporting Item 4.10 and
            Item 9.01 filed with the Securities and Exchange Commission on October 22, 2004.

            Form 8-K/A reporting period November 8, 2004 reporting Item 9.01 filed with the Securities and Exchange Commission on November 8, 2004.

ITEM14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

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

ITEM 31.  CERTIFICATIONS

      Exhibit 31 A - Certification of Chief Executive Officer

      Exhibit 31 B - Certification of Chief Financial Officer

      Exhibit 32 - Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in the City of Plantation, State of Florida, on September 30, 2005.

                                                          Trust Licensing, Inc.
                                                      By: /s/ Jeffrey W. Sass
                                                         -----------------------
                                                         Jeffrey W. Sass
                                                         Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities indicated on September 30, 2005.

       Signature                                    Title

/s/ Leigh M. Rothschild
-----------------------
  Leigh M. Rothschild                    Chairman and Sole Director

  /s/ Jeffrey W. Sass
-----------------------
    Jeffrey W. Sass                 President and Chief Executive Officer

  /s/ Jay Howard Linn
-----------------------
    Jay Howard Linn                    Acting Chief Financial Officer

 /s/ Michael R. Moore
-----------------------
     Michael Moore           Executive Vice President, Business & Legal Affairs

   /s/ Adam Bauman
-----------------------
      Adam Bauman                                 Director