Form 10QSB/A
period 2005-03-31
Connected Media Technologies, Inc.
filed 2005-09-30
CIK 1302135

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A

(Mark One)

(X) Quarterly report under section 13 or 15 (d) of the Securities Exchange Act of 1934

            For the quarterly period ended March 31, 2005

(_)   Transition report under section 13 or 15 (d) of the Exchange Act of 1934

              For the transition period from _________ to _________

                        Commission file number 000-18689

                       CONNECTED MEDIA TECHNOLOGIES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                            06-1238435
--------------------------------------------------------------------------------
  (State or Other Jurisdiction                                  (IRS Employer
of Incorporation or Organization)                            Identification No.)

950 South Pine Island Road, Suite A150-1094,           Plantation, Florida 33324
--------------------------------------------------------------------------------
 (Address of Principal Executive Offices)                     (Zip Code)

                                 (954) 727-8218
--------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

                              TRUST LICENSING, INC.
--------------------------------------------------------------------------------
          (Former Name or Former Address, if Changed Since Last Report)

      Check  whether  the Issuer (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ x ] Yes [ ] No

      Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. [ x ] Yes [ ] No

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 300,507,663 shares of common stock and were outstanding as of September 27, 2005.

    Transitional Small Business Disclosure Format (check one): Yes [ ] No [ ]

                                     PART I
                              FINANCIAL INFORMATION

Item 1. Financial Statements

                                                                         Page(s)

Consolidated Balance Sheet (Unaudited)                                      1

Consolidated Statements of Operations (Unaudited)                           2

Consolidated Statements of Cash Flows (Unaudited)                           3

Notes to Unaudited Consolidated Financial Statements                        4

Item 2. Management's Discussion and Analysis and Plan of Operation         15

Item 3. Controls and Procedures. See attached Exhibit 31 and
Exhibit 32 Certifications                                                  27

                                     PART II

Item 1. Legal Proceedings                                                  28

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds        28

Item 3. Defaults Upon Senior Securities                                    29

Item 4. Submission of Matters to a Vote of Security Holders                29

Item 5. Other Information                                                  30

Item 6. Exhibits and Reports on Form 8-K                                   30

Signatures                                                                 31

ITEM 1 FINANCIAL STATEMENTS

                      Trust Licensing, Inc. and Subsidiary
                          (A Development Stage Company)
                           Consolidated Balance Sheet
                                 March 31, 2005
                                   (Unaudited)

                                     ASSETS

                                                                     As Restated
                                                                      (Note 12)
                                                                     -----------
Current Assets
  Cash                                                                $   3,158
  Prepaid Expenses                                                        8,223
                                                                      ---------
Total Current Assets                                                     11,381
                                                                      ---------
Office equipment, net of $27,222 accumulated depreciation                 6,031
                                                                      ---------
Total Assets                                                          $  17,412
                                                                      =========

                     LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
  Accounts payable                                                    $  35,224
  Accounts payable, related party                                        94,139
  Accrued expenses                                                       20,577
  Accrued compensation, officers                                        150,267
  Accrued payroll taxes payable                                          17,276
  Note payable, related party                                           220,000
  Accrued interest payable, related party                                 4,490
  Accrued interest payable                                                1,503
                                                                      ---------
Total Current Liabilities                                               543,476
                                                                      ---------
Long Term Liabilities
  Line of credit                                                        248,375
                                                                      ---------
Total Liabilities                                                       791,851
                                                                      ---------
Commitments and Contingencies (See Note 8)

Stockholders' Deficiency
  Common stock,  $0.0001 par value; 500,000,000 shares authorized,
    294,066,663 shares issued and outstanding                            29,407
  Additional Paid-in Capital                                             44,964
  Deficit accumulated during the development stage                     (713,810)
  Treasury stock at cost (2,000,000 shares)                            (135,000)
                                                                      ---------
Total Stockholders' Deficiency                                         (774,439)
                                                                      ---------
Total Liabilities and Stockholders' Deficiency                        $  17,412
                                                                      =========

     See accompanying notes to unaudited consolidated financial statements

                      Trust Licensing, Inc. and Subsidiary
                          (A Development Stage Company)
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                                                            For the
                                                                                          Period from
                                                                                         July 19, 2001
                                                                                        (Inception) to
                                                            Three Months Ended           March 31, 2005
                                                                  March 31                As Restated
                                                            2005             2004          (Note 12)
                                                       -------------    -------------    --------------
Revenue                                                $        --      $        --      $        --
                                                       -------------    -------------    -------------
Operating Expenses
Payroll, contract services and stock based
  compensation                                               149,601           10,846          519,144
Professional fees                                             63,685             --            541,418
Research and development                                      12,123             --             42,317
Rent                                                           6,825            1,551           26,080
Depreciation                                                   4,617            2,142           27,222
Costs of recapitalization                                       --               --             62,217
General and administrative                                    49,224            6,471          130,205
Impairment loss                                                 --              1,287           61,265
                                                       -------------    -------------    -------------
Total Operating Expenses                                     286,075           22,297        1,409,868
                                                       -------------    -------------    -------------
Loss from Operations                                        (286,075)         (22,297)      (1,409,868)
Other Income (Expense)
Other income                                                    --               --            705,000
Interest expense                                              (5,109)            --             (8,942)
                                                       -------------    -------------    -------------
Total Other Income (Expense), net                             (5,109)            --            696,058
                                                       -------------    -------------    -------------
Net Loss                                               $    (291,184)   $     (22,297)   $    (713,810)
                                                       =============    =============    =============
Net Loss Per Share  - Basic and Diluted                         0.00             0.00             0.00
                                                       =============    =============    =============
Weighted average number of shares outstanding
  during the period - basic and diluted                  292,066,666      270,072,000      273,652,429
                                                       =============    =============    =============

     See accompanying notes to unaudited consolidated financial statements

                      Trust Licensing, Inc. and Subsidiary
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                       For the
                                                                                     Period from
                                                                                    July 19, 2001
                                                                                    (Inception) to
                                                                 Period Ended       March 31, 2005
                                                                    March 31         As Restated
                                                               2005         2004      (Note 12)
                                                            ---------    ---------    ----------
Cash Flows From Operating Activities:
Net Loss                                                    $(291,184)   $ (22,297)   $(713,810)
Adjustments to reconcile net loss to net cash
  used in operations:
Impairment loss - patent and trademark                           --           --         61,265
Depreciation                                                    4,617        2,142       27,222
Stock issued for services                                        --           --         50,000
Stock options granted                                           3,966         --          3,966

Changes in operating assets and liabilities:

  (Increase) Decrease

  Prepaid Expenses                                             (8,224)        --         (8,224)

  Increase (Decrease)

  Accounts payable                                              9,077     (140,623)      35,223
  Accounts payable, related party                              46,440         --         94,139
  Accrued expenses                                              9,932       80,444       20,577
  Accrued compensation, officers                               46,166         --        150,267
  Accrued payroll taxes payable                                  --          1,847       17,276
  Accrued interest payable, related party                       1,927         --          2,797
  Accrued interest payable                                        234         --          3,197
                                                            ---------    ---------    ---------
Net Cash Used In Operating Activities                        (177,049)     (78,487)    (256,105)
                                                            ---------    ---------    ---------
Cash Flows From Investing Activities:
  Purchase of equipment                                          (784)      (4,419)     (33,252)
  Patent and trademark cost disbursements                        --           --        (61,265)
  Cash acquired in recapitalization                              --           --            405
  Advance from related party                                     --           --         20,000
  Loan repayment received from related party                   20,000         --        (20,000)
                                                            ---------    ---------    ---------
Net Cash Used Provided By (Used In) Investing Activities       19,216       (4,419)     (94,112)
                                                            ---------    ---------    ---------
Cash Flows From Financing Activities:
  Proceeds from issuance of common stock                         --           --         20,000
  Proceeds from related party notes                            30,000         --        220,000
  Proceeds from related party loans                              --           --           --
  Proceeds from line of credit                                 97,000         --        248,375
  Proceeds from related party loans                              --         80,000      266,000
  Repayments of related party loans                              --           --       (266,000)
  Recapitalization consideration paid for Treasury Shares        --           --       (135,000)
                                                            ---------    ---------    ---------
Net Cash Provided By Financing Activities                     127,000       80,000      353,375
                                                            ---------    ---------    ---------
Net Increase (Decrease) in Cash                               (30,833)      (2,906)       3,158

Cash at Beginning of Period                                    33,991        5,880         --
                                                            ---------    ---------    ---------

Cash at End of Period                                       $   3,158    $   2,974    $   3,158
                                                            =========    =========    =========
Supplemental disclosure of cash flow information:
Cash paid for interest                                      $    --      $    --      $    --
                                                            =========    =========    =========
Cash paid for taxes                                         $    --      $    --      $    --
                                                            =========    =========    =========

     See accompanying notes to unaudited consolidated financial statements

                      Trust Licensing, Inc. and Subsidiary
                          (A Development Stage Company)
              Notes to Consolidated Unaudited Financial Statements
                                 March 31, 2005

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

                      Trust Licensing, Inc. and Subsidiary
                          (A Development Stage Company)
              Notes to Consolidated Unaudited Financial Statements
                                 March 31, 2005

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

During the year ended December 31, 2002, the Company recognized $5,000 as a component of "other income". The source of this income came from what resulted in a settlement between the Company and an unrelated third party relating to the #534 Patent. There were no continuing commitments in connection with this settlement. During the year ended December 31, 2004, $700,000 was recognized from a patent infringement claim. (See Note (9 (A))

(E) Net Loss Per Share

In accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share", basic earnings per share is computed by dividing the net income (loss) less preferred dividends for the period by the weighted average number of shares outstanding. Diluted earnings per share is computed by dividing net income (loss) less preferred dividends by the weighted average number of shares outstanding including the effect of share equivalents. At March 31, 2005 there were 2,000,000 employee options outstanding ("Issued Options") that could potentially dilute future earnings per share (See Note 7(D)). For the three months ended March 31, 2004, there were no common share equivalents. For the period from July 19, 2001 (inception) to March 31, 2005, the 2,000,000 Issued Options represented the only common share equivalents, which could potentially dilute future earnings per share.

                      Trust Licensing, Inc. and Subsidiary
                          (A Development Stage Company)
              Notes to Consolidated Unaudited Financial Statements
                                 March 31, 2005

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

(G) New Accounting Pronouncements

Statement No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" supersedes Statement No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121"). Though it retains the basic requirements of SFAS 121 regarding when and how to measure an impairment loss, SFAS 144 provides additional implementation guidance. SFAS 144 excludes goodwill and intangibles not being amortized among other exclusions. SFAS 144 also supersedes the provisions of APB 30, "Reporting the Results of Operations," pertaining to discontinued operations. Separate reporting of a discontinued operation is still required, but SFAS 144 expands the presentation to include a component of an entity, rather than strictly a business segment as defined in SFAS 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS 144 also eliminates the current exemption to consolidation when control over a subsidiary is likely to be temporary. This statement is effective for all fiscal years beginning after December 15, 2001. The adoption of SFAS 144 had a material effect on the Company's financial position, results of operations and liquidity due to the Company reporting impairment charges relating to a contributed patent (see Notes 3, 8) of $ 0, $ 1,287, and $ 61,265 respectively for the three months ended March 31, 2005, 2004, and for the period from July 19, 2001 (inception) to March 31, 2005.

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

In December 2004, the FASB issued SFAS No. 123 ("SFAS 123") (revised 2004) "Share-Based Payment". This Statement requires that the cost resulting from all share-based transactions be recorded in the financial statements. The Statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement in accounting for share-based payment transactions with employees. The Statement also establishes fair value as the measurement objective for transactions in which an entity acquires goods or services from non-employees in share-based payment transactions. The Statement replaces SFAS 123 "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25 "Accounting for Stock Issued to Employees". The provisions of this Statement will be effective for the Company beginning with its fiscal year ending 2005. The Company has adopted the provisions of SFAS No. 123.

                      Trust Licensing, Inc. and Subsidiary
                          (A Development Stage Company)
              Notes to Consolidated Unaudited Financial Statements
                                 March 31, 2005

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

The impairment losses are as follows:

July 19, 2001 (inception) to December 31, 2001                           $17,014
Year ended December 31, 2002                                             $39,181
Year ended December 31, 2003                                             $ 5,070
Year ended December 31, 2004                                             $  --
Three  months ended March 31, 2005                                       $  --
                                                                         -------
Total impairment loss                                                    $61,265
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

July 19, 2001 (inception) to December 31, 2001                      $  20,000
Year ended December 31, 2002                                        $ 100,000
Year ended December 31, 2003                                        $  29,000
Year ended December 31, 2004                                        $ 110,000
Three months ended March 31, 2005                                   $     --
                                                                    ---------
Total advances from Trust III                                       $ 259,000
                                                                    =========

                      Trust Licensing, Inc. and Subsidiary
                          (A Development Stage Company)
              Notes to Consolidated Unaudited Financial Statements
                                 March 31, 2005

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

Note 5 Note Payable, Related Party and Accrued Interest Payable, Related Party

On August 24, 2004, the Company issued a note payable for $165,000 to TLLLC for a term of nine months bearing interest at the annual rate of 4%. The borrowing was unsecured. These funds were used in connection with the reverse triangular merger in order to acquire NMC (a public shell) (see Note 7(B).

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

On March 9, 2005, the Company entered into a line of credit arrangement to borrow up to an additional $55,000 from Trust III. The Company borrowed $ 30,000 of this amount as of March 31, 2005. The line of credit arrangement is evidenced by the issuance of a Promissory Note/Line of Credit. The note bears interest at 10% per annum and is payable at the earlier of the Company receive a bridge loan or equity investment that nets proceeds to the Company of at least $ 300,000, or December 9, 2005.

Total notes payable, related party aggregated $ 220,000 at March 31, 2005. At March 31, 2005, the Company had accrued interest payable with a related party for $4,490.

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

                      Trust Licensing, Inc. and Subsidiary
                          (A Development Stage Company)
              Notes to Consolidated Unaudited Financial Statements
                                 March 31, 2005

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

In addition to the $135,000 paid for the public shell accounted for as treasury stock, the Company incurred and paid an additional $30,000 as a finders fee and $32,217 for certain related legal and other professional fees associated with the recapitalization. For the year ended December 31, 2004, the Company charged the statement of operations for $62,217 as total transaction costs of recapitalization and $135,000 to treasury stock. There are no additional charges for recapitalization during the three months ended March 31, 2005.

As a result of the above recapitalization, the original shareholders of the publicly held shell are deemed to have been issued 20,328,000 common shares of the Company and 2,000,000 are held as treasury stock. All share and per share information in the accompanying unaudited consolidated financial statements has been retroactively restated to reflect the recapitalization.

The Company's financial statements just after the transaction consist of the assets and liabilities of both entities at historical cost, the historical operations of TLLLC, and the operations of the publicly held corporation from the recapitalization date.

(C) Corporate Name Change

On September 15, 2004, the Company changed its name from New Mountaintop Corporation to Trust Licensing, Inc.

                      Trust Licensing, Inc. and Subsidiary
                          (A Development Stage Company)
              Notes to Consolidated Unaudited Financial Statements
                                 March 31, 2005

(D) Common Stock Options and Warrants Issued for Services

The following summarizes the Company's employee stock option activity for the three months ended March 31, 2005:

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model in accordance with SFAS No. 123R. The company granted 2,000,000 stock options to an employee on February 14, 2005, which were valued at $40,000. There were no stock option grants during the years ended December 31, 2004 or 2003. The following represents the weighted-average assumptions used by management for the February 14, 2005 stock option grant:

                  Stock price                        $0.02
                  Exercise price                     $0.02
                  Dividend yield                     0%
                  Expected volatility                307%
                  Risk-free interest rate            4.08%
                  Expected holding periods           10 years

A summary of the options issued to employees as of March 31, 2005, December 31, 2004 and 2003 and changes during the periods is presented below:

                                                    Number of   Weighted Average
                                                     Options     Exercise Price
                                                    ---------   ----------------

   Stock Options
   Balance at December 31, 2003                          --         $  --
   Granted                                               --         $  --
   Exercised                                             --         $  --
   Forfeited                                             --         $  --
                                                    ---------       -----
   Balance at December 31, 2004                          --         $  --
   Granted                                          2,000,000       $0.02
                                                    ---------       -----
   Exercised                                             --         $  --
   Forfeited                                             --         $  --
   Balance at March 31, 2005                        2,000,000       $0.01
   Options exercisable at March 31, 2005                 --         $  --
                                                    ---------
   Weighted average fair value of options
   granted during 2005                                              $0.02
                                                                    -----

The following table summarizes information about employee stock options and consultant options outstanding at March 31, 2005:

                      Trust Licensing, Inc. and Subsidiary
                          (A Development Stage Company)
              Notes to Consolidated Unaudited Financial Statements
                                 March 31, 2005

-------------------------------------------------------------------------------------------------
            Options Outstanding                                   Options Exercisable
-------------------------------------------------------------------------------------------------
                  Number           Weighted                                              Weighted
Range of      Outstanding at       Average            Weighted           Number           Average
Exercise        March 31,         Remaining           Average        Exercisable at      Exercise
 Price             2005        Contractual Life    Exercise Price    March 31, 2005        Price
-------------------------------------------------------------------------------------------------
$0.02           2,000,000         10.00 Years           $0.02              --               $--

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

During the year ended December 31, 2004, the Company advanced Trust III $20,000. (See Note 3).

On August 24, 2004, October 8, 2004, and March 9, 2005, the Company issued notes payable for $165,000, $25,000 and $55,000 respectively from Trust III. (As previously noted, as of March 31, 2005 the Company had drawn down $ 30,000 of the $ 55,000 available under March 9, 2005 note.) In connection with these notes, the Company recorded $4,490 of interest expense (See Note 5).

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

                      Trust Licensing, Inc. and Subsidiary
                          (A Development Stage Company)
              Notes to Consolidated Unaudited Financial Statements
                                 March 31, 2005

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

Note 10 Going Concern

As reflected in the accompanying unaudited consolidated financial statements, the Company has a net loss of $291,184 and net cash used in operations of $177,049 for the three months ended March 31, 2005, and an accumulated deficit of $713,810, a working capital deficiency of $532,095 and a stockholders' deficiency of $774,439 at March 31, 2005.

                      Trust Licensing, Inc. and Subsidiary
                          (A Development Stage Company)
              Notes to Consolidated Unaudited Financial Statements
                                 March 31, 2005

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

Note 11 Subsequent Events

On April 14, 2005, the company entered into a Standby Equity Distribution Agreement ("SEDA") with Cornel Capital, Inc. ("Cornell"). Pursuant to the SEDA, the Company may, at its discretion, periodically sell to Cornell shares of common stock for a total purchase price of up to $10,000,000. For each share of common stock purchased under the SEDA, Cornell will pay the Company 98% of the lowest volume weighted average price of the Company's common stock as quoted by Bloomberg, LP on the Over-the-Counter Bulletin Board or other principal market on which the Company's common stock is traded for the 5 days immediately following the notice date. Further, Cornell will retain 6% of each advance under the SEDA. In connection with the SEDA, Cornell received a commitment fee in the form of the Commitment Shares. As part of the SEDA, the Company agreed to issue to Cornell 3,800,000 shares of which 1,900,000 shares have been issued as of May 13, 2005. The balance will be issued at the closing of the second installment of the Promissory Note described below.

Pursuant to the SEDA, on April 14, 2005 Cornell was also issued the Cornell Warrant for 200,000 shares of the Company's Common Stock. The Cornell Warrant is exercisable for a period of two (2) years. The exercise price per share under the Cornell Warrant is $0.01 per share.

In connection with the SEDA, the company entered into the Placement Agent Agreement with Monitor Capital, Inc. ("Monitor"). As consideration for to the Placement Agent Agreement, the Company issued Monitor 200,000 shares of its common stock ("Placement Agent Shares").

On April 14, 2005, the Company entered into the Consulting Agreement with Knightsbridge Holdings, LLC ("Knightsbridge") whereby Knightsbridge will assist the Company in a variety of areas including, but not limited to financial, strategic and related developmental growth. The agreement runs for a term of six
(6) months, and will continue on a month-to-month basis thereafter subject to a right to cancel upon thirty (30) days written notice. The Company is obligated to pay Knightsbridge a monthly retainer of $2,000.00 and issued Knightsbridge 4,441,000 shares of the company's common stock ("Knightsbridge Shares"). Knightsbridge is also entitled to additional compensation in the future based upon any transactions that they bring to the Company.

Simultaneous with the execution of the SEDA, the Company executed a Promissory Note (the "Note") in favor of Montgomery Equity Partners, Ltd. ("Montgomery"), an institutional fund in the principal amount of

                      Trust Licensing, Inc. and Subsidiary
                          (A Development Stage Company)
              Notes to Consolidated Unaudited Financial Statements
                                 March 31, 2005

$600,000. The Company plans on using the proceeds of the Note as bridge financing. The Note proceeds were received by the Company in two installments of $300,000. The first installment was paid on April 15, 2005 and the second installment is scheduled to be received by the Company two (2) days prior to the Company's filing of the required registration statement. The Note accrues interest at the rate of twenty-four (24%) percent per year and matures one (1) year from its issuance date. For the first six (6) months, the Company shall make payments of interest only. Thereafter, the Company shall make payments of principal and interest as set forth in the Note. Notwithstanding the foregoing, the first two (2) payments of interest were deducted from the first installment payment and the second (2) months of interest will be deducted from the second installment payment. The Note is secured by a first priority lien on all of the Company's assets. As further security for the Company's obligations under the Note, the Company pledged 60,000,000 shares of its common stock to Montgomery. In the Event of Default under the Note, Montgomery shall have the right to receive the pledged shares at a rate equal to three times the number of shares of the common stock to be necessary to effectuate repayment of the principal and accrued interest due and outstanding, from the pledged shares at the price per share equal to the closing bid price of the Company's common stock, as quoted by Bloomberg, LP, on the date of issuance of the Note.

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

Note 12 Restatement

Subsequent to the issuance of the Company's December 31, 2004 consolidated financial statements, management became aware that $135,000 of cost paid to redeem 2,000,000 common shares as part of the recapitalization should have been charged to equity rather than to operations. In addition, those shares were reissued in the Company's name as treasury shares and accordingly should have been reflected as treasury shares in the consolidated balance sheet. The correction of these items in the restated consolidated financial statements as of March 31, 2005 has the effect of reducing expense of recapitalization and thereby reducing net loss in the consolidated statement of operations for the period from July 19, 2001 (inception) to March 31, 2005 by $135,000 and reclassifying $135,000 from deficit accumulated during development stage to treasury stock in the consolidated balance sheet at March 31, 2005. There was no net effect on consolidated net loss per share.

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

OVERVIEW

      The predecessor to the company was first organized as a Delaware corporation on December 11, 1989 under the name Mountaintop Corporation and in July 1990 became subject to the reporting requirements of the Securities and Exchange Act of 1934 (the "Exchange Act"). Mountaintop Corporation was involved in the distribution and marketing of spirits, among other things. That business ultimately did not succeed and in 1992, Mountaintop Corporation ceased operations. Shortly thereafter, the charter of Mountaintop Corporation was forfeited by the State of Delaware for non-payment of franchise taxes. On February 21, 2003 through the efforts of its then-majority stockholder and sole director, the company revived and reinstated its charter effective March 1, 1993. However, during the process of reviving the company, the State of Delaware notified the company that its name, Mountaintop Corporation, was no longer available. Thus, the name of the company was changed to New Mountaintop Corporation. In addition, at the time of that name change, the company amended its Certificate of Incorporation to authorize common stock of 500,000,000 shares, par value $ 0.0001, and 10,000,000 shares of preferred stock, par value $ 0.0001. After the company had its charter reinstated, New Mountaintop Corporation (f/k/a Mountaintop Corporation) continued its reporting obligations of the Exchange Act and upon being reinstated filed its 10-K for the year ended December 31, 2002.

      On August 24, 2004 pursuant to the Florida rules and regulations governing mergers and acquisitions, the company, through a newly formed wholly owned subsidiary acquired, by merger, all of the assets and business of Trust Licensing, LLC ("TLLLC"). As consideration for the merger the company issued 270,072,000 shares of its common stock, par value $ .0001 per share representing approximately 93% of its issued and outstanding shares (after giving effect to a 1:10 reverse stock split.) The reverse merger was accompanied by a change in the name of the company to Trust Licensing, Inc., the company's Board of Directors, its management, and its business focus. Prior to the merger, the company had not conducted regular business operations for several years; rather, its primary focus was seeking a business to acquire. On December 31, 2004, the company became eligible for trading on the over-the-counter bulletin board under the symbol TRTL.OB. As a result of the merger, the company became the successor in interest to New Mountaintop Corporation and assumed its Exchange Act reporting obligations. Subsequently, in early May 2005 the company was advised by the Secretary of State of the State of Delaware, that the State had failed to notify the company that the use of the word "Trust" in its corporate name was inconsistent with the applicable provisions of the Delaware Banking Law and requested that the company change its name. Therefore, on May 18, 2005, the company changed its name to Connected Media Technologies, Inc.

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

Our current focus is on creating patented solutions that facilitate a seamless connection between a website and content on a DVD, CD, flash card, or any other storage disc or drive. The technology covered by our patent portfolio allows content providers, advertisers and others to combine the dynamic capabilities of the internet with easy to deliver, high quality disc based content. The fields in which we seek to license our patent(s) and technology include educational and distance learning, the entertainment industry (e.g. film, music and video), travel related marketing services, advertising, publishing, digital photography and real estate.

      The company's patent portfolio consists of:

a) one issued patent, "Interactive, Remote, Computer Interface System", U.S. Patent No. 6,101,534, which is our core patent;

b) one patent that the United States Patent and Trademark Office has notified the company that it intends to issue as U.S. Patent 6, 952,697 on October 4, 2005, entitled "A Media Validation System";

c)    seven other patents pending; and

d) several additional patent applications that are in progress but have not yet been filed.

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

      A method of using the internet to create additional sale opportunities by "unlocking" pre- existing content on a dual disc or other DVD, CD-ROM, etc.

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

      In addition to seeking licensing arrangements, the company will take necessary actions to enforce its patents as it deems appropriate. In 2004 the company received $700,000 (classified as other income on the company's financial statements) from the settlement of a patent infringement action that the company initiated against a third party with respect to our core patent. As part of the settlement the third party entered into a non-exclusive pre-paid license and agreed to acknowledge and identify our patent and the company, including a link to the company's website, within certain of its software products

      We are a development stage company and remain in the very early stages of implementing our business plan. Nonetheless, we have already successfully generated other income and taken other actions to increase the value of our issued patent. Over time, our plan is to attempt to generate revenue from several sources. These sources may include royalties from patent and technology licensing, the development and sale of software applications that use our intellectual property, and from revenue sharing opportunities that arise from the "unlocking" or "release" of embedded content (for example, hidden additional content on trailers and soundtracks can be used to stimulate immediate impulse-buy online purchases). We believe that if these potential revenue streams materialize in a timely and meaningful fashion, it will enable us to increase shareholder value. However, we do not believe that cash flow from operations alone will be sufficient to fund our activities in the next 12 months. As of March 31, 2005, the Company had total assets of approximately $ 17,412 ($3,158 of which is cash), and total liabilities of approximately $791,851. As described below, we will need to obtain additional financing for us to both implement our plans and to continue as a going concern.

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

RESULTS OF OPERATIONS

The table below summarizes our results of operations for the three months ended March 31, 2005 and 2004.

(The following condensed financial information is unaudited.)

                                   Three months ended March 31, 2005 and 2004

                                              2005                2004
Revenue                                      $ - 0 -            $ - 0 -
Operating Expenses                           286,075             22,297
Other Income                                   - 0 -              - 0 -
Other Expense                                  5,109              - 0 -

Net Loss                                   $(291,184)          $(22,297)

Income Per Share, Basic
 and Diluted                               $    0.00           $   0.00

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

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2005 we had $ 3,158 in cash. We have no other liquid assets. The company intends to finance its activities through use of the private and public debt and equity financing, including use of the $ 600,000 note to Montgomery and the Standby Equity Distribution Agreement. Prior to the Cornell transaction, the company financed its activities primarily through loans from, and loans secured by, related parties. Our cash requirements for the next twelve months are approximately $2.8 million, including requirements for working capital
(estimated to be approximately $1.2 million), research and development (estimated to be approximately $200,000), personnel additions (estimated to be approximately $100,000), licensing and enforcement activities (estimated to be approximately $200,000) and debt service and repayment (estimated to be approximately $1.1 million). The company expects to obtain the necessary funds during the course of the twelve-month period and will manage its activities accordingly. The terms of the Standby Equity Distribution Agreement provide for the potential ability for the company to draw up to $10 million over the course of 24 months, which is in excess of the company's cash requirements during that period. In the event we are not able to draw sufficient funds from the Standby Equity Distribution Agreement we will seek to obtain funding from other means, including the use of private and public debt and equity financing.

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

SUBSEQUENT EVENTS

On April 14, 2005, the Company entered into a Standby Equity Distribution Agreement with Cornell Capital Partners, LP ("Cornell"). Pursuant to the Standby Equity Distribution Agreement and subject to the terms and conditions contained therein, the Company may, at its discretion, periodically sell to Cornell shares of common stock for a total purchase price of up to $10.0 million. For each share of common stock purchased under the Standby Equity Distribution Agreement, Cornell will pay the Company 98% of the lowest volume weighted average price of the Company's common stock as quoted by Bloomberg, LP on the Over-the-Counter Bulletin Board or other principal market on which the Company's common stock is traded for the 5 days immediately following the notice date. Further, Cornell will retain 6% of each advance under the Standby Equity Distribution Agreement. In connection with the Standby Equity Distribution Agreement, Cornell received a fee including 3,800,000 shares of common stock of which 1,900,000 shares were issued on execution of the Standby Equity Distribution Agreement and 1,900,000 will be issued on the second installment (as defined below).

Pursuant to the terms of a registration rights agreement, the Company is required to register the shares issued to Cornell as well as the shares to be issued pursuant to the Standby Equity Distribution Agreement within 40 days from the date of execution of the agreements and is required to have the registration statement declared effective 105 days from the date thereof. In the event that the registration statement is not filed or declared effective within these time limits, the Company may be subject to liquidated damages in the amount of $5,000 per month and may be deemed in default of the operative agreements.

Pursuant to the Standby Equity Distribution Agreement, Cornell was also issued a warrant for 200,000 shares of the Company's common stock. The warrant is exercisable for a period of two (2) years from the date of issuance, which is April 14, 2005. The exercise price per share under the warrant is $0.01 per share and the shares issuable upon exercise of the warrant are to be included in the registration statement.

In connection with the Standby Equity Distribution Agreement the Company entered into the Placement Agent Agreement with Monitor Capital, Inc. ("Monitor"). Pursuant to the Placement Agent Agreement, the Company paid a one-time placement agent fee of 200,000 shares of common stock equal to approximately $10,000 based on the market price of the common stock at the time of issuance.

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

Simultaneous with the execution of the Standby Equity Distribution Agreement, the Company executed a Promissory Note in favor of Montgomery Equity Partners, Ltd. ("Montgomery") in the principal amount of $600,000. The Company plans on using the proceeds of the Note as bridge financing. The Note proceeds will be received by the Company in two installments of $300,000. The first installment was due upon execution of the Note and was paid and the second installment is to be received by the Company two (2) days prior to the filing of the related registration statement. The Note accrues interest at the rate of twenty-four (24%) percent per year and matures one (1) year from its issuance date. For the first six (6) months, the Company shall make payments of interest only.
Thereafter, the Company shall make payments of principal and interest as set forth in the Note. Notwithstanding the foregoing, the first two (2) payments of interest are to be deducted from the first installment payment and the second
(2) months of interest are to be deducted from the second installment payment. The Note is secured by a first priority lien on all of the Company's assets. As further security for the Company's obligations under the Note, the Company pledged 60,000,000 shares of its common stock to Montgomery. In the Event of Default under the Note, Montgomery shall have the right to receive the pledged shares at a rate equal to three times the number of shares of the common stock to be necessary to effectuate repayment of the principal and accrued interest due and outstanding, from the pledged shares at the price per share equal to the closing bid price of the Company's common stock, as quoted by Bloomberg, LP, on the date of issuance of the Note.

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

Going Concern.

We have been in the exploration stage since inception and has not generated any revenues from its planned operations, has recorded a loss of $291,184 for the period ended March 31, 2005, and is in serious need of additional financing to fully implement its planned exploration. These factors among others indicate that Trust may be unable to continue as a going concern, particularly in the event that it cannot obtain additional financing. The accompanying financial statements do not include any adjustments relating to the recoverability of recorded assets, or the amounts and classification of liabilities that might be necessary in the event Trust cannot continue in existence.

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

                         RISKS RELATING TO OUR BUSINESS

We have had a history of operating losses

The company has a history of operating losses and there is no guarantee the company will be able to achieve a positive operating income in the future and, if achieved, sustain such positive operating income. For the period July 19, 2001 (inception) to March 31, 2005, the company had an aggregate net loss of $713,810.Accordingly, an investment in the company is extremely speculative in nature and involves a high degree of risk.

Our business is depended on the explotation of our portfolio of patents, which is to dave have generated limited income.

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

If our applications for pending patents are not granted it could materially affect our business

We have applied for patent protection for some aspects of its technology. There can be no guarantee or assurance that the patents or trademarks applied for will be awarded. In the event the company is not awarded certain patent or trademark claims, or if other companies are granted patent protection on similar and/or competing technology, it may be difficult for us to maintain an advantage over our competition. Even if our patent or trademarks are granted, there is no assurance that competitors will not infringe upon them, or the company's already issued patent.

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

We are reliant on key personnel and if we lose any of its key employees, it could have a material adverse effect on our business and operations

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

We need additional financing and if we are unable to raise the capital necessary, we may be forced to abandon or curtail our business plan or operations

As of March 31, 2005, the company's working capital (current assets lets current liabilities) was ($532,095). Other than the Standby Equity Distribution Agreement, the company does not have any continual commitments or identified sources of additional capital from third parties or from its officers, directors or majority shareholders. There is no assurance that additional financing will be available on favorable terms, if at all.

Our auditors have expressed an opinion that there is substantial doubt about our ability to continue as a going concern

In its report dated February 7, 2005, Salberg & Company, P.A. expressed an opinion that there is substantial doubt about our ability to continue as a going concern. As discussed in the accompanying unaudited consolidated financial statements, for the first quarter ending March 31, 2005, the company had no revenues, a net loss of $291,184, cash used in operations of $177,049 a working capital deficiency of $532,095, a stockholder's deficiency of $ 774,439, and an accumulated deficit during the development stage of $713,810. If we are unable to continue as a going concern, you may lose your entire investment.

There is a limited public market for our common stock and stockholders may be unable to liquidate their shares

Our common stock is listed on the Over-the-Counter Bulletin Board, and there is a limited volume of sales, thus providing a limited liquidity into the market for our shares. Moreover, the price of our shares may be subject to wide fluctuations in response to several factors, including, but not limited to the sale of shares received by Cornell upon draw downs under the Standby Equity Distribution Agreement. The size of such sales could be substantially greater than the normal amount of trading occuring in our stock and could have a substantial influence on the price of our stock.

Our shares are traded on the Over-The-Counter Bulletin Board. In recent years the stock market in general has experienced extreme price fluctuations that have often times have been unrelated to the operating performance of the affected companies. Similarly, the market price of our common stock may fluctuate based upon factors unrelated or disproportionate to our operating performance. These market fluctuations, as well as general economic, political and market conditions may adversely affect the market price of our shares.

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

We are subject to price volatility due to our operations materially fluctuating; as a result, any quarter-to- quarter comparisons in our financial statements may not be meaningful.

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

(b) As part of the merger, the registrant redeemed 2,000,000 (post-split) shares of its common stock from

------------------------------------------------------------------------------------------------------------
Period        (a) Total        (b) Average Price        (c) Total Number of Shares          (d) Maximum
              number of        Paid per share           Purchased as Part of Publicly       Number of Shares
              shares                                    Announced Plans or Programs         that may be
              purchased                                                                     Purchased Under
                                                                                            the Plans or
                                                                                            Programs
------------------------------------------------------------------------------------------------------------
07/01 -       0                0                        0                                   0
07/31
------------------------------------------------------------------------------------------------------------
08/01 -       2,000,000        $135,000                 2,000,000                           0
08/31                          2,000,000
                               = $0.0675
------------------------------------------------------------------------------------------------------------
09/01         0                                         0                                   0
09/30
------------------------------------------------------------------------------------------------------------
TOTAL         2,000,000                                 2,000,000                           0
------------------------------------------------------------------------------------------------------------

Footnotes:

1)    The merger plan was announced and executed on August 24, 2004.

2) An amount of $135,000 was approved for the repurchase of 2,000,000 shares on August 23, 2004, payable to Marc Golden, the sole director and former principal shareholder of New Mountaintop Corp.

      (c) As part of the financing transaction with Cornell, the company issued shares as follows:

Period                      (a) Total        (b) Average Price     (c) Total Number of      (d) Maximum
                            number of        Paid per share        Shares Purchased as      Number of Shares
                            shares                                 Part of Publicly         that may be
                            purchased                              Announced Plans or       Purchased Under
                                                                   Programs                 the Plans or
                                                                                            Programs

Cornell Capital, L.P. (4-   1,900,000        0.0001                -                        1,900,000(1)
14-2005)

Knightsbridge               4,441,000        0.0001                -                        4,441,000
Holdings, LLC (4-14-
2005)

Monitor Capital, Inc.       200,000          0.0001                -                        200,000
(4-14-2005)

Cornell Capital, Inc.       200,000(2)                                                      200,000
(4-14-2005)

TOTAL                       6,741,000        0.0001                0                        6,741,000

      Footnote:

      (1) An additional 1,900,000 shares are to be issued upon receipt of the second installment under the Montgomery Note.

      (2) Warrant issued in connection with the Standby Equity Distribution Agreement with Cornell.

Item 3. Defaults Upon Senior Securities.

      Not Applicable

Item  4. Submission of Matters to a Vote of Security Holders.

On April 28, 2005, Mr. Leigh M. Rothschild, as the sole Director of the Company, approved the Amendment to the Certificate of Incorporation increasing the authorized Common Stock from 500,000,000 to 750,000,000. Thereafter, Trust III, Jay Howard Linn, Trustee, owning approximately 42%, Jeffrey W. Sass, owning approximately 22%, Michael Moore, owning approximately 3% and Leigh M. Rothschild, owning approximately 16% of the outstanding shares of common stock of the Company, as of the Record Date, each signed the written consent approving the Amendment to the Certificate of Incorporation and adding new members to the Company's Board of Directors in accordance with the provisions of Section 228 of the Delaware Corporation Law.

On April 28, 2005, Mr. Leigh M. Rothschild, as the sole Director of the Company, executed a resolution: (a) increasing the number of Directors on the Company's Board to four (4) Directors; and (b) appointing Jeffrey W. Sass, Michael R. Moore, and Adam Bauman as additional Directors of the Company, subject to the filing and mailing of the requisite Form 14-C with the Securities and Exchange Commission.

Voting Securities of the Company

As of September 27 there were 300,507,663 shares of the Company's Common Stock issued and outstanding, (which does not include 62,000,000 treasury shares). Each share of Common Stock entitles the holder thereof to one vote on each matter that may come before a meeting of the stockholders.

Item 5. Other Information.

Not Applicable

Item 6. Exhibits and Reports on Form 8-K.

Form 8-K filed with the Securities and Exchange Commission on August 25, 2004.

Form 8-K filed with the Securities and Exchange Commission on October 12, 2004.

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

                                            Connected Media Technologies, Inc.
                                            f/k/a Trust
                                            Licensing, Inc.

                                            By: /s/ Jeffrey W. Sass
                                                --------------------------------
                                                Jeffrey W. Sass, CEO
Dated: September 30, 2005

                                            By: /s/ Jay Howard Linn
                                                --------------------------------
                                                Jay Howard Linn, Acting CFO
Dated: September 30, 2005

                                  CERTIFICATION

I, Jeffrey Sass, Chief Executive Officer and Jay Howard Linn, Chief Financial Officer, certify that:

1. We have reviewed this Form 10-QSB of Connected Media Technologies, Inc. formerly known as Trust Licensing, Inc.;

2. Based on our knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on our knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)):

      (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

      (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and we have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

      (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

      (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

6. We have indicated in this report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls or in other factors that could significantly affect internal controls subsequent to the date or our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  September   30, 2005

                                        /s/ Jeffrey W. Sass
                                        ----------------------------------------
                                        Jeffrey W. Sass, Chief Executive Officer

                                        /s/ Jay Howard Linn
                                        ----------------------------------------
                                        Jay Howard Linn, Chief Financial Officer

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Connected Media Technologies, Inc. f/k/a Trust Licensing, Inc. (the "Company") on Form 10-QSB for the quarterly period ending March 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I Jeffrey Sass, Chief Executive Officer and Jay Howard Linn, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss.906 of the Sarbanes- Oxley Act of 2002, that to my knowledge:

1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

                                        /s/ Jeffrey W. Sass
                                        ----------------------------------------
                                        Jeffrey Sass, Chief Executive Officer

                                        /s/ Jay Howard Linn
                                        ----------------------------------------
                                        Jay Howard Linn, Chief Financial Officer

Date: September 30, 2005

A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.