Form 10QSB/A
period 2005-06-30
Connected Media Technologies, Inc.
filed 2005-09-30
CIK 1302135

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   ----------

                                  FORM 10-QSB/A

                                   ----------

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

      Check  whether  the Issuer (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing  requirements  for the past 90 days.
                                                                  |X| Yes |_| No

      Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. |X| Yes |_| No

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 300,507,663 shares of common stock and were outstanding as of September 27 2005.

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

Item 5.     Other Information

Item 6.     Exhibits and Reports of Form 8-K

            Signatures

                Connected Media Technologies, Inc. and Subsidiary
                          (A Development Stage Company)
                           Consolidated Balance Sheet
                                 June 30, 2005
                                   (Unaudited)

                                     ASSETS
                                                                    As Restated
                                                                     (Note 12)
                                                                    -----------
Current Assets
  Cash                                                              $   191,746
  Prepaid expenses                                                       19,262
                                                                    -----------
Total Current Assets                                                    211,008
                                                                    -----------

Office equipment, net of $20,254
  accumulated depreciation                                               14,571
                                                                    -----------
Total Assets                                                        $   225,579
                                                                    ===========

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
  Accounts payable                                                  $    28,486
  Accounts payable - related party                                       93,998
  Accrued expenses                                                       25,645
  Accrued compensation - officers                                       173,745
  Accrued payroll taxes payable                                          35,160
  Accrued interest payable - related party                                6,693
  Accrued interest payable                                                4,750
  Note payable - related party                                          202,000
  Promissory Note                                                       600,000
                                                                    -----------
Total Current Liabilities                                             1,170,477
                                                                    -----------

Long Term Liabilities
  Line of credit                                                        248,375
                                                                    -----------

Total Liabilities                                                     1,418,852
                                                                    -----------

Commitments and Contingencies (See Note 9)

Stockholders' Deficiency
  Preferred stock, $0.0001 par value;
    10,000,000 shares authorized,
    none issued and outstanding                                              --
  Common stock, $0.0001 par value;
    750,000,000 shares authorized,
    302,507,663 shares issued 300,507,663
    outstanding                                                          30,251
  Additional paid-in capital                                            322,292
  Deficit accumulated during the
    development stage                                                (1,152,865)
                                                                    -----------
                                                                       (800,322)
                                                                    -----------
  Less: Deferred equity line commitment fee                            (185,734)
  Less: Deferred compensation                                            (3,761)
  Less: Deferred consulting                                             (68,456)
  Less: Treasury stock (2,000,000 shares at cost)                      (135,000)
                                                                    -----------
Total Stockholders' Deficiency                                       (1,193,273)
                                                                    -----------

Total Liabilities and Stockholders' Deficiency                      $   225,579
                                                                    ===========

     See accompanying notes to unaudited consolidated financial statements.

                Connected Media Technologies, Inc. and Subsidiary
                          (A Development Stage Company)
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                                                                                         For the
                                                                                                                       Period from
                                                                                                                      July 19, 2001
                                                                                                                     (Inception) to
                                                     Three Months Ended                   Six Months Ended            June 30, 2005
                                                          June 30,                             June 30,                As Restated
                                                   2005              2004             2005              2004            (Note 12)
                                              -------------     -------------     -------------     -------------     -------------
Revenue                                       $          --     $          --     $          --     $          --     $          --
                                              -------------     -------------     -------------     -------------     -------------

Operating Expenses
Payroll, contract services and
  stock based compens                               157,008            46,783           306,609            57,629           676,152
Professional fees                                   128,967           148,130           192,652           148,130           670,385
Research and development                             10,142                --            22,265                --            52,459
Rent                                                  6,992             5,744            13,817             7,295            33,072
Depreciation                                         (1,110)            2,143             3,507             4,285            26,112
Costs of recapitalization                                --                --                --                --            62,217
Equity line commitment fee expense                   19,531                --            19,531                --            19,531
General and administrative                           89,940            13,909           139,164            20,380           220,145
Impairment loss                                          --                --                --             1,287            61,265
                                              -------------     -------------     -------------     -------------     -------------
Total Operating Expenses                            411,470           216,709           697,545           239,006         1,821,338
                                              -------------     -------------     -------------     -------------     -------------

Loss from Operations                               (411,470)         (216,709)         (697,545)         (239,006)       (1,821,338)

Other Income (Expense)
Other income                                             --           700,000                --           700,000           705,000
Interest expense                                    (27,585)               --           (32,694)               --           (36,527)
                                              -------------     -------------     -------------     -------------     -------------
Total Other Income (Expense), net                   (27,585)          700,000           (32,694)          700,000           668,473
                                              -------------     -------------     -------------     -------------     -------------
Net Income (Loss)                             $    (439,055)    $     483,291     $    (730,239)    $     460,994     $  (1,152,865)
                                              =============     =============     =============     =============     =============
Net Income (Loss) Per Share
  - Basic and Diluted                                 (0.00)             0.00             (0.00)             0.00             (0.00)
                                              =============     =============     =============     =============     =============
Weighted average number of
  shares outstanding
  during the period
  - basic and diluted                           298,860,952       270,072,000       295,482,578       270,072,000       275,243,258
                                              =============     =============     =============     =============     =============


     See accompanying notes to unaudited consolidated financial statements.

                      Trust Licensing, Inc. and Subsidiary
                          (A Development Stage Company)
          Consolidated Statement of Changes in Stockholders' Deficiency
         For the Six Months Ended June 30, 2005 and for the period from
                   July 19, 2001 (inception) to June 30, 2005

                                                                                            Deficit
                                                                                          accumulated
                                                   Common Stock           Additional      during the
                                            ------------------------        Paid-in       Development
                                               Shares         Amount       Capital           Stage
                                            -----------      -------      ---------       -----------
Issuance to founders                        270,072,000      $27,007      $  (7,007)      $        --

Net loss, 2001                                       --           --             --           (47,059)
                                            -----------      -------      ---------       -----------
Balance, December 31, 2001                  270,072,000       27,007         (7,007)          (47,059)

Net loss, 2002                                       --           --             --           (78,194)
                                            -----------      -------      ---------       -----------
Balance, December 31, 2002                  270,072,000       27,007         (7,007)         (125,253)

Net loss, 2003                                       --           --             --          (177,805)
                                            -----------      -------      ---------       -----------
Balance, December 31, 2003                  270,072,000       27,007         (7,007)         (303,058)

Deemed issuance including
  treasury shares redeemed                   22,328,000        2,233         (2,233)               --

Recapitalization (net equity
  at reverse merger date)                            --           --            405                --

Shares issued in exchange for
  consulting fees                             1,666,663          167         49,833                --

Net loss, 2004                                       --           --             --          (119,568)
                                            -----------      -------      ---------       -----------
Balance, December 31, 2004
  (As restated, Note 12)                    294,066,663       29,407         40,998          (422,626)
                                            -----------      -------      ---------       -----------

Common stock options granted to
  employees and consultants                          --           --         22,643                --

Shares granted as equity line
  commitment fee                              3,800,000          380        115,520                --

Warrants granted as equity line
  commitment fee                                     --           --          4,365                --

Cash portion of equity line
  commitment fee                                     --           --             --                --

Shares granted as placement agent fee           200,000           20          5,980                --

Shares granted for consulting services        4,441,000          444        132,786                --

Amortization of deferred equity line
  commitment fees                                    --           --             --                --

Net loss, six months ended
  June 30, 2005                                      --           --             --          (730,239)
                                            -----------      -------      ---------       -----------
Balance, June 30, 2005
  (As restated, Note 12)                    302,507,663      $30,251      $ 322,292       $(1,152,865)
                                            ===========      =======      =========       ===========

                                             Deferred
                                              Equity
                                               Line
                                            Commitment      Deferred      Deferred       Treasury
                                                Fee       Compensation   Consulting        Stock             Total
                                            ----------    ------------   ----------      ---------       ------------
Issuance to founders                        $      --       $    --       $     --       $      --       $    20,000

Net loss, 2001                                     --            --             --              --           (47,059)
                                            ---------       -------       --------       ---------       -----------
Balance, December 31, 2001                         --            --             --              --           (27,059)

Net loss, 2002                                     --            --             --              --           (78,194)
                                            ---------       -------       --------       ---------       -----------
Balance, December 31, 2002                         --            --             --              --          (105,253)

Net loss, 2003                                     --            --             --              --          (177,805)
                                            ---------       -------       --------       ---------       -----------
Balance, December 31, 2003                         --            --             --              --          (283,058)

Deemed issuance including
  treasury shares redeemed                         --            --             --        (135,000)         (135,000)

Recapitalization (net equity
  at reverse merger date)                          --            --             --              --               405

Shares issued in exchange for
  consulting fees                                  --            --             --              --            50,000

Net loss, 2004                                     --            --             --              --          (119,568)
                                            ---------       -------       --------       ---------       -----------
Balance, December 31, 2004
  (As restated, Note 12)                           --            --             --        (135,000)         (487,221)
                                            ---------       -------       --------       ---------       -----------
Common stock options granted to
  employees and consultants                        --        (3,761)        (1,841)             --            17,041

Shares granted as equity line
  commitment fee                             (115,900)           --             --              --                --

Warrants granted as equity line
  commitment fee                               (4,365)           --             --              --                --

Cash portion of equity line
  commitment fee                              (85,000)           --             --              --           (85,000)

Shares granted as placement agent fee              --            --             --              --             6,000

Shares granted for consulting services             --            --        (66,615)             --            66,615

Amortization of deferred equity line
  commitment fees                              19,531            --             --              --            19,531

Net loss, six months ended
  June 30, 2005                                    --            --             --              --          (730,239)
                                            ---------       -------       --------       ---------       -----------
Balance, June 30, 2005
  (As restated, Note 12)                    $(185,734)      $(3,761)      $(68,456)      $(135,000)      $(1,193,273)
                                            =========       =======       ========       =========       ===========

     See accompanying notes to unaudited consolidated financial statements.

                       Connected Media Technologies, Inc.
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                           For the
                                                                                         Period from
                                                                                        July 19, 2001
                                                                                        (Inception) to
                                                                 Six Months Ended        June 30, 2005
                                                                     June 30,             As Restated
Cash Flows From Operating Activities:                           2005          2004         (Note 12)
                                                             ----------    ---------    --------------
Net Income (Loss)                                            $(730,239)    $ 460,994     $(1,152,865)
Adjustments to reconcile net income (loss) to net cash
  Provided by (Used in) operations:
Depreciation                                                     3,507         4,285          26,112
Stock options issued for services                                  836            --             836
Stock issued for services                                        6,000            --          56,000
Recognition of stock based compensation for prior
   employee stock option grant                                  15,864            --          15,864
Recognition of equity line commitment fee expense               19,531            --          19,531
Recognition of deferred compensation                               342            --             342
Recognition of deferred consulting                              66,615            --          66,615
Impairment loss - patent and trademark                              --         1,287          61,265

Changes in operating assets and liabilities:
(Increase) Decrease
  Prepaid Expenses                                             (19,262)           --         (19,262)
Increase (Decrease)
  Accounts payable                                               2,340      (137,402)         28,486
  Accounts payable - related party                              46,299            --          93,998
  Accrued expenses                                              15,000            --          35,160
  Accrued compensation - officers                               69,644            --          25,645
  Accrued payroll taxes payable                                 17,884        15,121         173,745
  Accrued interest payable - related party                       4,130            --           5,400
  Accrued interest payable                                       3,480            --           6,043
                                                             ---------     ---------     -----------
Net Cash Provided by (Used In) Operating Activities           (478,029)      344,285        (557,085)
                                                             ---------     ---------     -----------
Cash Flows From Investing Activities:
  Purchase of equipment                                         (8,216)       (8,794)        (40,684)
  Patent and trademark cost disbursements                           --        (1,287)        (61,265)
  Advance to related party                                          --       (20,000)        (20,000)
  Loan repayment from related party                             20,000            --          20,000
  Cash acquired in recapitalization                                 --            --             405
                                                             ---------     ---------     -----------
Net Cash Provided By (Used In) Investing Activities             11,784       (30,081)       (101,544)
                                                             ---------     ---------     -----------
Cash Flows From Financing Activities:
  Proceeds from issuance of common stock                            --            --          20,000
  Proceeds from promissory notes                               600,000            --         600,000
  Equity line commitment fee disbursement                      (85,000)           --         (85,000)
  Proceeds from related party notes                             42,000            --         232,000
  Payments on related party notes                              (30,000)     (156,000)        (30,000)
  Proceeds from line of credit                                  97,000            --         248,375
  Proceeds from related party loans                                 --            --         266,000
  Repayments of related party loans                                 --            --        (266,000)
  Recapitalization consideration paid for treasury shares           --            --        (135,000)
                                                             ---------     ---------     -----------
Net Cash Provided by (Used in) Financing Activities            624,000      (156,000)        850,375
                                                             ---------     ---------     -----------
Net Increase in Cash                                           157,755       158,204         191,746
Cash at Beginning of Period                                     33,991         5,880              --
                                                             ---------     ---------     -----------
Cash at End of Period                                        $ 191,746     $ 164,084     $   191,746
                                                             =========     =========     ===========
Supplemental disclosure of cash flow information:
Cash paid for interest                                       $      --     $      --     $        --
                                                             =========     =========     ===========
Cash paid for taxes                                          $      --     $      --     $        --
                                                             =========     =========     ===========


     See accompanying notes to unaudited consolidated financial statements.

                Connected Media Technologies, Inc. and Subsidiary
                          (A Development Stage Company)
              Notes to Unaudited Consolidated Financial Statements
                                  June 30, 2005

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

Subsequently, effective March 28, 2005, the company received by assignment (in an unrelated transaction) all of the issued and outstanding shares of Connected Media, Inc., an inactive California corporation. Thereafter, on May 18, 2005, the parent corporation changed its name to Connected Media Technologies, Inc.

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

The company is a technology and intellectual property company that designs technology concepts with a wide range of potential commercial applications. Currently the company owns one issued patent, #6,101,534 ("#534 Patent") (see Notes 3, 8 and 9(A)) and has been notified by the United States Patent and Trademark Office that it intends to award the company a second patent entitled "A Media Validation System." The company intends to license various technologies pursuant to the #534 Patent and the second patent, when issued. In addition to direct licensing royalty arrangements it intends to enter into, the company has also enforced its rights pertaining to the #534 Patent, and may do so with other patents that are issued to it.

                Connected Media Technologies, Inc. and Subsidiary
                          (A Development Stage Company)
              Notes to Unaudited Consolidated Financial Statements
                                  June 30, 2005

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

(C)     Long-Lived Assets

The company reviews long-lived assets and certain identifiable assets related to those assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recoverable. If the undiscounted future cash flows of the long-lived assets are less that the carrying amount, their carrying amount is reduced to fair value and an impairment loss is recognized. During the three months ended June 30, 2005 and 2004, and for the period from July 19, 2001 (inception) to June 30, 2005, the company recognized an impairment loss of $ 0, $ 0, and $ 61,265, respectively. The impairment losses are related to previously capitalized amounts relating to the #534 Patent (See Notes 3, 8 and 9(A)).

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

The company intends to generate and collect periodic royalty revenue in connection with licensing agreements associated with its intellectual property. Royalty revenue is recognized as it is earned. The company did not recognize any royalty revenue for the three months ended June 30, 2005 or 2004 or for the period from July 19, 2001 (inception) to June 30, 2005, respectively.

The company recognizes income from licensing of patents ratably over the lesser of the economic or legal life of any granted licenses. The company did not recognize any licensing revenue for the three months ended June 30, 2005, the three months ended June 30, 2004, or for the period from July 19, 2001 (inception) to June 30, 2005.

The company recognizes "other income" from patent infringement claims when the claim is settled, whether by negotiation or litigation. The company recognized no "other income" for the three months ended June 30, 2005 or 2004, and $ 705,000 of "other income" for the period from July 19, 2001 (inception) to June 30, 2005. (See Note 9(A) and below).

During the year ended December 31, 2002, the company recognized $5,000 as a component of "other income". The source of this income came from what resulted in a settlement between the company and an unrelated third party relating to the #534 Patent. There were no continuing commitments in

                Connected Media Technologies, Inc. and Subsidiary
                          (A Development Stage Company)
              Notes to Unaudited Consolidated Financial Statements
                                  June 30, 2005

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

                Connected Media Technologies, Inc. and Subsidiary
                          (A Development Stage Company)
              Notes to Unaudited Consolidated Financial Statements
                                  June 30, 2005

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

On August 13, 2001, the '534 Patent was validly assigned from the individual/promoter to Trust I and then simultaneously assigned from Trust I to TLLLC. Subsequently, all costs incurred and paid by the company were initially capitalized. Pursuant to SFAS No. 144, management is unable to predict positive future cash flows that can be generated from patent #534 and could not assess a non-zero fair value of the patent. Pursuant to SFAS No. 144, as discussed above, all costs were considered non-recoverable and the company charged the statement of operations for the related impairment loss.

      The impairment losses are as follows:

      July 19, 2001 (inception) to December 31, 2001         $  17,014
      Year ended December 31, 2002                           $  39,181
      Year ended December 31, 2003                           $   5,070
      Year ended December 31, 2004                           $      --
      Six months ended June 30, 2005                         $      --
                                                             ---------
      Total impairment loss                                  $  61,265
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

      July 19, 2001 (inception) to December 31, 2001         $   20,000
      Year ended December 31, 2002                           $  107,000
      Year ended December 31, 2003                           $   29,000
      Year ended December 31, 2004                           $  110,000
                                                             ----------
      Total pre-reverse merger advances from
      trusts directly related to the company's Chairman      $  266,000
                                                             ==========

All $266,000 of these advances were repaid in full on June 7, 2004 (See Note 8).

Note that these "advances" do not include amounts borrowed from Trust III pursuant to certain Notes Payable. Notes Payable to Trust III are detailed in "Notes Payable, Related Party and Accrued Interest Payable, Related Party" in
Note 5.

$20,000 was advanced by the company to Trust III on June 7, 2004. The full $ 20,000 was repaid to the company on February 22, 2005 (See Note 8).

                Connected Media Technologies, Inc. and Subsidiary
                          (A Development Stage Company)
              Notes to Unaudited Consolidated Financial Statements
                                  June 30, 2005

All advances to and from the entities mentioned above were non-interest bearing, unsecured and due on demand.

Note 5    Notes Payable,  Related Party and Accrued  Interest  Payable,  Related
          Party

On August 24, 2004, the company issued a note payable for $165,000 to TLLLC for an original term of nine months bearing interest at the annual rate of 4%. The borrowing was unsecured. These funds were used in connection with the reverse triangular merger in order to acquire NMC (a public shell) (see Note 7(B)). During the year ended December 31, 2004, the entire $165,000 was charged to operations as costs of recapitalization. Of the $165,000 borrowed, $135,000 was paid to NMC's former sole officer and director to acquire NMC and the remaining $30,000 represented a finder's fee paid to an unrelated third party who arranged for the transaction. On May 16, 2005, the maturity date of this note was extended to December 9, 2005 pursuant to a Loan Extension Agreement by and between the company and Trust III dated May 16, 2005 ("Loan Extension Agreement"); the extension provides for the same terms currently in force under the original debt agreement. At June 30, 2005, $ 165,000 remains outstanding. Related accrued interest payable was $ 5,605.

On October 8, 2004, TLI issued a note payable for $ 25,000 to Trust III for an original term of nine months bearing interest at the annual rate of 4%. The borrowing was unsecured. The company used these funds in connection with its general operations. On May 16, 2005, the maturity date of this note was extended to December 9, 2005 pursuant to the Loan Extension Agreement; the extension provides for the same terms currently in force under the original debt agreement. At June 30, 2005, $ 25,000 remains outstanding. Related accrued interest payable was $ 726.

On March 9, 2005 the company entered into a line of credit arrangement to borrow up to an additional $55,000 from Trust III. This borrowing was originally secured, but the security interest was terminated via Termination Agreement dated March 21, 2005. The line of credit arrangement is evidenced by the issuance of a Promissory Note/Line of Credit. The note bears interest at 10% per annum and was originally payable at the earlier of the company receiving a bridge loan or equity investment that nets proceeds to the company of at least $ 300,000, or December 9, 2005. On May 16, 2005, the maturity date of this note was extended to December 9, 2005 pursuant to the Loan Extension Agreement; the extension provides for the same terms currently in force under the original debt agreement. The company had drawn down a total of $ 42,000 of this amount and subsequently repaid $ 30,000 to Trust III in June 2005. The repayment of $ 30,000 specifically related to the March 9, 2005 borrowing. Related accrued interest payable at June 30, 2005 was $ 362.

Total Notes Payable, Related Party aggregated $ 202,000 at June 30, 2005. At June 30, 2005, the company had Accrued Interest Payable, Related Party for $ 6,693 (See Note 8).

Note 6    Line of Credit and Promissory Note

On October 6, 2004, effective November 16, 2004, the company entered into a transaction with a Bank pursuant to which the company has access to a two hundred and fifty thousand dollar ($ 250,000) line of credit. In general, all or any portion of the $ 250,000 may be drawn down at any time, and must be repaid in full by October 25, 2006, with interest at prime plus 1.5%. In addition, commencing November 25, 2004 and continuing each consecutive month thereafter, the company must pay accrued interest on outstanding amounts owed. The company intends on using the line of credit for general working capital and may also repay some or all of the loans due Trust III. The credit line is guaranteed by Trust III and secured by a Certificate of Deposit owned by the Chairman of the company. As

                Connected Media Technologies, Inc. and Subsidiary
                          (A Development Stage Company)
              Notes to Unaudited Consolidated Financial Statements
                                  June 30, 2005

previously  noted,  the company's  Chairman is the primary  beneficiary of Trust
III. At June 30, 2005, the company reflected a long term liability of $248,375 and related accrued interest payable of $ 1,591.

On April 11, 2005, the company executed a Promissory Note in favor of Montgomery Equity Partners, Ltd. ("Montgomery") in the principal amount of $600,000 ("Montgomery Note"). The company plans on using the proceeds of the Montgomery Note as bridge financing. The proceeds were received by the company in two installments. The first installment of $ 227,250 (net of related expenses) was received shortly after execution of the Montgomery Note and the second installment of $ 254,250 (net of related expenses) was received by the company in early June 2005, approximately two (2) days prior to the company's filing of its pending SB-2. The Montgomery Note accrues interest at the rate of twenty-four (24%) percent per year and matures one (1) year from its issuance date. For the first six (6) months, the company is required to make payments of interest only. Thereafter, the company is required to make payments of principal and interest. Notwithstanding the foregoing, the first two (2) payments of interest were deducted from the first installment payment and the second (2) months of interest were deducted from the second installment payment. The Montgomery Note is secured by a first priority lien on all of the company's assets. As further security for the company's obligations under the Note, the company pledged 60,000,000 shares of its common stock to Montgomery. These shares currently are held as escrow shares in the name of the Company. The pledged collateral shares are not considered issued for financial statement purposes or outstanding for purposes of computing basic and diluted earnings per share. In the Event of Default under the Note, Montgomery shall have the right to receive the pledged shares at a rate equal to three times the number of shares of the common stock to be necessary to effectuate repayment of the principal and accrued interest due and outstanding, from the pledged shares at the price per share equal to the closing bid price of the company's common stock, as quoted by Bloomberg, LP, on the date of issuance of the Note. At June 30, 2005, the entire $600,000 remained outstanding along with related accrued interest payable of $3,189.

As discussed above, the company received aggregate gross proceeds of $ 600,000. In connection with theses debt issuances, $ 85,000 was deducted from the gross proceeds and paid in order to allow the company future access to the Standby Equity Distribution Agreement ("SEDA"). The SEDA is not currently available to the company for any draw downs. The $ 85,000 is being deferred and amortized over the life of the SEDA which is twenty-four months. At June 30, 2005, the company had recognized and charged to operations $ 6,953 for equity line commitments fee expense. The remaining $ 78,047 is accounted for as a contra equity account titled deferred equity line commitment fee. See Note 7(A) for total equity line commitment fees paid and expensed.

Other fees taken from the $ 600,000 in gross proceeds include $ 24,000 relating to prepaid interest and $ 9,500 for consulting and related fees due to Knightsbridge. (See Note 7.)

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

In connection with obtaining the debt funding, the company paid 3,800,000 shares and 200,000 warrants to affiliates of the lender. These stock based payments are components of the recorded deferred equity line commitment fee deferred equity line commitment fee. (See Note 7.)

                Connected Media Technologies, Inc. and Subsidiary
                          (A Development Stage Company)
              Notes to Unaudited Consolidated Financial Statements
                                  June 30, 2005

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

On April 11, 2005, the company entered into a Standby Equity Distribution Agreement ("SEDA") with Cornel Capital Partners, L.P. ("Cornell"). Pursuant to the SEDA, the company may, at its discretion, periodically sell to Cornell shares of common stock for a total purchase price of up to $10,000,000. For each share of common stock purchased under the SEDA, Cornell will pay the company 98% of the lowest volume weighted average price of the company's common stock as quoted by Bloomberg, LP on the Over-the-Counter Bulletin Board or other principal market on which the company's common stock is traded for the 5 days immediately following the notice date. Further, Cornell will retain 6% of each advance under the SEDA. In connection with the SEDA, Cornell received a commitment fee in the form of the commitment shares. As part of the SEDA the company agreed to issue to Cornell 3,800,000 common shares which where issued in two installments of 1,900,000 shares each, coinciding approximately with the company's receipt of the Montgomery Note proceeds installments. 1,900,000 shares were issued on April 11, 2005 and the remaining 1,900,000 shares were issued May 11, 2005. The 3,800,000 shares were valued based on the closing quoted trading price of $ 0.03 (April 11, 2005) and $ 0.031 (May 11, 2005). The aggregate fair value was $ 115,900. The fair value of commitment shares will be treated as a deferred equity line commitment fee to be amortized over the life of the SEDA.

Pursuant to the SEDA, on April 11, 2005 Cornell was also issued a warrant for 200,000 shares of the company's common stock ("Cornell Warrant"). The Cornell Warrant is exercisable for a period of two (2) years. The exercise price per share under the Cornell Warrant is $0.01 per share. The value of the warrants will be treated as a deferred equity line commitment fee to be amortized over the life of the SEDA. Pursuant to SFAS 123R, the company valued these warrants at $4,364. See assumptions below in 7(D).

The total equity line commitment fee of $205,264 was calculated as follows:

      Cash portion of equity line commitment fee
        (See Note 6)                                         $     85,000
      Shares and warrants issued for equity line
         commitment fee (See Above)                          $    120,265
      Equity line commitment fee amortization                $    (19,531)
                                                             ------------
      Deferred equity line commitment fee                    $    185,734
                                                             ============

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

                Connected Media Technologies, Inc. and Subsidiary
                          (A Development Stage Company)
              Notes to Unaudited Consolidated Financial Statements
                                  June 30, 2005

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

The company also issued stock options to a consultant with a deferred portion of $1,841 at June 30, 2005. (See Note 7)

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

(B)     Recapitalization

On August 24, 2004 (the "recapitalization date"), TLLLC was acquired by an inactive publicly held Delaware corporation (then NMC) in a transaction accounted for as a reverse triangular merger and recapitalization. The members of TLLLC received 270,072,000 common shares of the publicly held company or approximately 93% of the total outstanding voting common stock just subsequent to the reverse triangular merger and after giving effect to a 1:10 reverse common stock split of the publicly held Delaware Corporation prior to the reverse triangular merger. The shares of common stock were issued to the members of TLLLC as follows: Trust III received 195,054,000 shares, the company's President and CEO received 65,018,000 shares and the company's Executive Vice President and Secretary received 10,000,000 shares. As part of the reverse triangular merger, NMC redeemed 2,000,000 (post-split) shares of its common stock from its sole director and former principal shareholder for cash consideration paid to the former principal stockholder of NMC totaling $135,000. The 2,000,000 shares are currently held in the company's treasury as treasury stock. Immediately prior to the closing, TLLLC borrowed $165,000 from Trust III, a related party, (See Note 5). The entire $165,000 was charged to operations as a cost of recapitalization.

In addition to the $135,000 paid for the public shell accounted for as treasury stock, the company incurred and paid an additional $30,000 as a finder's fee and $32,217 for certain related legal and other professional fees associated with the recapitalization. For the year ended December 31, 2004, the company charged the statement of operations for $62,217 as total transaction costs of recapitalization and $135,000 to treasury stock. There have been no additional charges for recapitalization since that time.

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

                Connected Media Technologies, Inc. and Subsidiary
                          (A Development Stage Company)
              Notes to Unaudited Consolidated Financial Statements
                                  June 30, 2005

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

                Connected Media Technologies, Inc. and Subsidiary
                          (A Development Stage Company)
              Notes to Unaudited Consolidated Financial Statements
                                  June 30, 2005

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

                Connected Media Technologies, Inc. and Subsidiary
                          (A Development Stage Company)
              Notes to Unaudited Consolidated Financial Statements
                                  June 30, 2005

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

            b.    SEDA fee - 200,000 stock warrants

                  i. On April 11, 2005, the Company granted 200,000 stock warrants to the lender as a commitment for obtaining the SEDA (See Note 6). The warrant issuance was valued pursuant to SFAS 123R and totaled $4,364.

                        Pursuant to the terms of the warrant agreement, the Company has two years in which to exercise the warrants. The warrants are considered fully vested and all warrants are immediately exercisable. However, since the warrants are a stock based fee in connection with obtaining the SEDA, the $4,364 is allocated to a contra equity account, deferred equity line commitment fee, and amortized over the two-year life of the SEDA.

                        Total gross deferred equity line commitment fee is as follows:

                        Note 7(A)    $115,900
                        Note 6        $85,000
                        Per above      $4,364
                                     --------
                        Total        $205,264

                        During the three and six months ended June 30, 2005, the Company recognized equity line commitment fee expense of $19,531.

                Connected Media Technologies, Inc. and Subsidiary
                          (A Development Stage Company)
              Notes to Unaudited Consolidated Financial Statements
                                  June 30, 2005

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

      A summary of the options granted to employees as of June 30, 2005, December 31, 2004 and December 31, 2003 and changes during these periods is presented below:

                                                                 Weighted
                                                    Number       Average
                                                     of          Exercise
                                                   Options        Price
                                                  ---------      --------
Stock Options
Balance at December 31, 2003                             --       $   --
Granted                                                  --       $   --
Exercised                                                --       $   --
Forfeited                                                --       $   --
                                                  ---------       ------
Balance at December 31, 2004                             --       $   --

Granted                                           2,300,000       $0.018
Exercised                                                --       $   --
Forfeited                                                --       $   --
                                                  ---------       ------
Balance at June 30, 2005                          2,300,000            $
                                                  =========       ======
                                                                   0.018

Options exercisable at June 30, 2005                     --       $   --
                                                  ---------       ------
Weighted average fair value of options
   granted during 2005                                            $0.018
                                                                  ======

      The following table summarizes information about employee stock options at June 30, 2005:

                      Options Outstanding                                Options Exercisable
----------------------------------------------------------------   ------------------------------
                                        Weighted
                                        Average        Weighted                         Weighted
                      Number           Remaining       Average        Number            Average
      Exercise    Outstanding at      Contractual      Exercise    Exercisable at       Exercise
        Price      June 30, 2005          Life          Price      June 30, 2005         Price
      --------    --------------      -----------     ----------   --------------     -----------
        $0.02       2,000,000          9.63 Years     $    0.017              --      $        --
        $0.03         300,000          9.90 Years          0.001              --               --
                    ---------                         ----------   -------------      -----------
                    2,300,000                         $    0.018                      $        --
                    =========                         ==========   =============      ===========

      A summary of the options and warrants issued to non-employees as of June 30, 2005, December 31, 2004 and December 31, 2003 and changes during these periods is presented below:

                Connected Media Technologies, Inc. and Subsidiary
                          (A Development Stage Company)
              Notes to Unaudited Consolidated Financial Statements
                                  June 30, 2005

                                                                      Weighted
                                                         Number       Average
                                                          of          Exercise
                                                        Options        Price
                                                        -------       --------
Stock Options/Warrants
Balance at December 31, 2003                                 --       $    --
Granted                                                      --       $    --
Exercised                                                    --       $    --
Forfeited                                                    --       $    --
                                                        -------       -------
Balance at December 31, 2004                                 --       $    --

Granted                                                 400,000       $ 0.030
Exercised                                                    --       $    --
Forfeited                                                    --       $    --
                                                        -------       -------
Balance at June 30, 2005                                400,000       $ 0.030
                                                        =======       =======
Options/Warrants exercisable
at June 30, 2005                                        250,000       $0.0018
                                                        =======       =======
Weighted average fair value of
options granted during 2005                                           $ 0.030
                                                                      =======


The  following   table   summarizes   information   about   non-employee   stock
options/warrants at June 30, 2005:

                      Options Outstanding                                Options Exercisable
----------------------------------------------------------------   ------------------------------
                                        Weighted
                                        Average        Weighted                         Weighted
                      Number           Remaining       Average        Number            Average
      Exercise    Outstanding at      Contractual      Exercise    Exercisable at       Exercise
        Price      June 30, 2005          Life          Price      June 30, 2005         Price
      --------    --------------      -----------     ----------   --------------     -----------
        $0.01            200,000      1.78 Years         $0.005         50,000           $0.010
        $0.05            200,000      9.93 Years          0.025        200,000            0.008
                      ----------                        -------        -------           -------
                         400,000                         $0.030        250,000           $0.018
                      ==========                        =======        =======           ======

(E)     Capital Structure

On April 28, 2005, the company amended its articles of incorporation to increase the authorized common stock to 750,000,000 shares having a par value of $
0.0001. Additionally, the company authorized for

                Connected Media Technologies, Inc. and Subsidiary
                          (A Development Stage Company)
              Notes to Unaudited Consolidated Financial Statements
                                  June 30, 2005

issuance 10,000,000 shares of preferred stock having a par value of $ 0.0001.

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

During 2004, the company engaged a law firm whose counsel is the father of the company's President and Chief Executive Officer. The company had total expenses in 2004 of $46,399 for legal fees to this related party and expenses of $98,125 for the six months ended June 30, 2005. Total fees remaining unpaid as of June 30, 2005 aggregated $ 70,521.

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

                Connected Media Technologies, Inc. and Subsidiary
                          (A Development Stage Company)
              Notes to Unaudited Consolidated Financial Statements
                                  June 30, 2005

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

(C)     Consulting Agreement

On August 23, 2004, the company entered into a consulting agreement with the former sole officer and director of NMC. Under the terms of the agreement, the consultant will provide certain financial consulting services. The term of the agreement is from August 23, 2004 to August 23, 2006. The consultant is to be paid $2,500 per month as compensation; provided, however, the fees will be accrued until the company receives net cash financing proceeds of at least $ 500,000.

Note 10   Going Concern

As reflected in the accompanying unaudited consolidated financial statements, the company has a net loss of $730,239 and net cash used in operations of $478,029 for the six months ended June 30, 2005, and a deficit accumulated during development stage of $1,152,865, a working capital deficiency of $959,469 and a stockholders' deficiency of $1,193,273 at June 30, 2005.

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

                Connected Media Technologies, Inc. and Subsidiary
                          (A Development Stage Company)
              Notes to Unaudited Consolidated Financial Statements
                                  June 30, 2005

consolidated financial statements do not include any adjustments that might be necessary if the company is unable to continue as a going concern.

The company is currently a development stage company and its continued existence is dependent upon the company's ability to resolve its liquidity problems, principally by obtaining additional debt financing and/or equity capital. In May 2004, the company received net proceeds of $475,000 from the settlement of a lawsuit (see Note 9(A)). The settlement of the lawsuit provided the company operating capital but due to other commitments pertaining to employment agreements (see Note 9(B)) and future cash requirements to implement the business plan, there remains doubt about the company's ability to continue as a going concern. In April and May of 2005, the Company obtained debt financing of $600,000 (See Note 6). The company has yet to generate an internal cash flow, and until licensing activities commence, the company is very dependent upon debt and equity funding.

Note 11   Subsequent Events

Subsequent to June 30, 2005, the company issued three option grants to non-employees.

            1.    Consultant award - 500,000 stock options

                  i. On July 12, 2005, the Company granted 500,000 stock options to a consultant for future services to be rendered. The term of services is from July 12, 2005 through July 12, 2006. The option grant was valued pursuant to SFAS 123R and is approximately $ 11,900.

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

            2.    Consultant award - 200,000 stock options

                  i. On July 12, 2005, the Company granted 200,000 stock options to a consultant for future services to be rendered. The term of services is from July 12, 2005 through July 12, 2006. The option grant was valued pursuant to SFAS 123R and is approximately $ 4,760.

                  ii. The weighted average assumptions used by management were as follows:

                Connected Media Technologies, Inc. and Subsidiary
                          (A Development Stage Company)
              Notes to Unaudited Consolidated Financial Statements
                                  June 30, 2005

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

            3.    Consultant award - 300,000 stock options

                  i. On August 1, 2005, the Company granted 300,000 stock options to a consultant for future services to be rendered. The term of services is from August 1, 2005 through August 1, 2006. The option grant was valued pursuant to SFAS 123R and is approximately $ 7,170.

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

Note 12   Restatement

Subsequent to the issuance of the Company's December 31, 2004 consolidated financial statements, management became aware that $135,000 of cost paid to redeem 2,000,000 common shares as part of the recapitalization should have been charged to equity rather than to operations. In addition those shares were reissued in the Company's name as treasury shares and accordingly should have been reflected as treasury shares in the consolidated balance sheet. The correction of these items in the restated consolidated financial statements as of June 30, 2005 has the effect of reducing expense of recapitalization and thereby reducing net loss in the consolidated statement of operations for the period from July 19, 2001 (inception) to June 30, 2005 by $135,000 and reclassifying $135,000 from deficit accumulated during development stage to treasury stock in the consolidated balance sheet at June 30, 2005. There was no net effect on consolidated net loss per share.

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

      Prior to the merger, TLLC had been considering a joint business relationship with an unrelated third-party. In connection with this transaction, the third party formed a California corporation named Connected Media, Inc. The goal was to use the name "Connected Media" and as part of the relationship TLLC funded the purchase of the web address (URL) www.connectedmedia.com, which was then assigned to the third party. In connection with this transaction, a "Connected Media" logo was developed by the third party. In March 2005, however, the third party decided it was not in a position to continue to pursue the business relationship and offered to assign to the Company, at no cost, all of its right, title and interest in and to the Connected Media name, logo and URL, as well as all of the issued and outstanding shares of Connected Media, Inc. At the time, and since its inception, Connected Media, Inc. had been an inactive corporation with no assets or liabilities. The assignment was made at zero cost and there was no accounting effect to this transaction. Furthermore, the transaction had no material impact on the company's business. The sole purpose of completing the assignment was to ensure that Connected Media would remain inactive in order to avoid confusion and protect and preserve the company's intended use of the name "Connected Media" which, as described herein, became the name of the company.

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

RESULTS OF OPERATIONS

      The table below summarizes our results of operations for the three and six months ended June 30, 2005 and 2004. (The following condensed financial information is unaudited.)

      Revenue. Our revenue was zero for the three and six months ended June 30, 2005 and 2004 respectively.

      Operating Expenses. Operating expenses for the three and six months ended June 30, 2005 was $ 411,470 and $ 697,545 respectively compared to operating expenses of $ 216,709 and $239,006 for the same period in 2004. The increase in operating expenses results primarily from an increase in payroll, professional fees and an increase in research and development costs.

      Other income. No "other income" was recognized for the three and six months ended June 30, 2005. We recognized $ 700,000 in "other income" for the six months ended June 30, 2004. Other income during the same period in 2004 resulted from the settlement of a civil action relating to one of the company's patents.

      Net Loss. Our net loss for the three and six months ended June 30, 2005 was $ 439,055 and $ 730,239 respectively, compared to net income of $ 483,291 and $ 460,994 respectively for the same period in 2004. The net loss resulted primarily from the absence of revenue or "other income" coupled with the increase in operating expenses. The six months ended June 30, 2004 included one time revenue in connection with a lawsuit totaling $700,000.

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

      We received an audit opinion for the fiscal years ended December 31, 2004 and 2003 that included a "going concern" risk, which raised substantial doubt regarding our ability to continue as a going concern. We are currently in the development stage and do not believe that cash flow from operations will be sufficient to fund our activities over the next 12 months. Our ability to continue as a going concern is dependent upon obtaining additional public and private equity and debt financing, (which we do not anticipate in the foreseeable future). We cannot be certain that additional funding will be available as needed, or upon terms that are favorable. If we are unable to obtain the necessary funding, we may need to curtail the implementation of our core business activities and risk going out of business.

      On April 11, 2005, the company entered into a Standby Equity Distribution Agreement with Cornell Capital Partners, LP ("Cornell"). Pursuant to the Standby Equity Distribution Agreement, and subject to the terms and conditions contained therein, the company may, at its discretion, periodically sell to Cornell shares of common stock for a total purchase price of up to $10.0 million. For each share of common stock purchased under the Standby Equity Distribution Agreement, Cornell will pay the company 98% of the lowest volume weighted average price of the company's common stock as quoted by Bloomberg, LP on the Over-the-Counter Bulletin Board or other principal market on which the company's common stock is traded for the 5 days immediately following the notice date. Further, Cornell will retain 6% of each advance under the Standby Equity Distribution Agreement. In connection with the Standby Equity Distribution Agreement, Cornell received a fee including 3,800,000 shares of common stock of which 1,900,000 shares were issued upon execution of the promissory note with Montgomery and 1,900,000 were issued on the second installment.

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

      In connection with the Standby Equity Distribution Agreement the company entered into a Placement Agent Agreement with Monitor Capital, Inc. ("Monitor"). Pursuant to the Placement Agent Agreement, the company paid a one-time placement agent fee of 200,000 shares of common stock equal to approximately $6,000 based on the market price of the common stock at the time of issuance.

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

SUBSEQUENT EVENTS

      Subsequent to June 30, 2005, the company issued three separate option grants to non-employees.

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

Patent Accounting and Valuation. Prior to the formation of the company (July 19,
2001), the individual who is the primary beneficiary of Irrevocable Trust Agreement Number I ("Trust I") (see below) had expended approximately $184,000 of personal funds to create, maintain and enhance our core patent. Pursuant to Staff Accounting Bulletin Topic 5(G), "Transfers of Nonmonetary Assets by Promoters or Shareholders", the patent was contributed to the Company at its historical cost basis of $0 as determined under generally accepted accounting principles.

We intend to generate and collect periodic royalty revenue in connection with licensing agreements associated with their intellectual property. Royalty revenue is recognized as it is earned. We recognize income from licensing of patents ratably over the lesser of the economic or legal life of any granted licenses. We have not recognized any royalty revenue or licensing revenue from the period of January 1, 2004 through December 31, 2004 or in the first six months of 2005.

Going Concern. We have been in the exploration stage since inception on July 19, 2001 and has not generated any revenues from planned operations, recorded a loss of $ 730,239 for the six months ended June 30, 2005, and we are in serious need of additional financing to fully implement its our business plans. These factors among others indicate that the Company may be unable to continue as a going concern, particularly in the event that it cannot obtain additional financing. The accompanying financial statements do not include any adjustments relating to the recoverability of recorded assets, or the amounts and classification of liabilities that might be necessary in the event Trust cannot continue in existence.

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

We have had a history of operating losses

      The company has a history of operating losses and there is no guarantee the company will be able to achieve a positive operating income in the future and, if achieved, sustain such positive operating income. For the period July 19, 2001 (inception) to June 30, 2005, the company had an aggregate net loss of $ 1,152,865. Accordingly, an investment in the company is extremely speculative in nature and involves a high degree of risk.

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

Our auditors have expressed an opinion that there is substantial doubt about our ability to continue as a going concern

      In its report dated February 7, 2005, Salberg & Company, P.A. expressed an opinion that there is substantial doubt about our ability to continue as a going concern. As discussed in the accompanying unaudited consolidated financial statements, for the six months ending June 30, 2005, the company had no revenues, a net loss of $730,239, and cash used in operations of $ 478,029. Also, at June 30, 2005 the company had a working capital deficiency of $959,469, a stockholder's deficiency of $ 1,193,273, and an accumulated deficit during the development stage of $ 1,152,865. For the immediately preceding fiscal year ending December 31, 2004, the company had no revenues, a net loss of $119,568 cash used in operations of $8,907, a working capital deficiency of $497,084, a stockholder's deficiency of $487,221 and a deficit accumulated during development state of $422,626. If we are unable to continue as a going concern, you may lose your entire investment.

We need additional financing and if we are unable to raise the capital necessary, we may be forced to abandon or curtail our business plan or operations

      As of June 30, 2005, the company's working capital (current assets less current liabilities) was ($959,469). Other than the SEDA, we do not have any continual commitments or identified sources of additional capital from third parties or from its officers, directors or majority shareholders. There is no assurance that additional financing will be available on favorable terms, if at all.

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

                                                                                    (d) Maximum Number
                                                                                         of Shares
                       (a) Total                                                        that may be
                        number of   (b) Average    (c) Total Number of Shares         Purchased Under
                         shares     Price Paid    Purchased as Part of Publicly        the Plans or
          Period       purchased     per share     Announced Plans or Programs           Programs
       ------------- ------------- ------------- --------------------------------- ---------------------
         07/01 -
          07/31            0             0                      0                           0
       ------------- ------------- ------------- --------------------------------- ---------------------
                                      $135,000
         08/01 -                     2,000,000
          08/31        2,000,000     = $0.0675              2,000,000                       0
       ------------- ------------- ------------- --------------------------------- ---------------------
       09/01 09/30         0                                    0                           0
       ------------- ------------- ------------- --------------------------------- ---------------------
          TOTAL        2,000,000                            2,000,000                       0
       ------------- ------------- ------------- --------------------------------- ---------------------


(c) As part of the financing transaction with Cornell, the company issued shares as follows:

                                                                                                  (d) Maximum Number
                                                                           (c) Total Number of         of Shares
                                 (a) Total                                   Shares Purchased         that may be
                                 Number of            (b) Average          as Part of Publicly      Purchased Under
                                   Shares              Price Paid            Announced Plans          the Plans or
         Period                  Purchased              Per Share              or Programs              Programs
------------------------- ----------------------- ---------------------- ----------------------- ----------------------
(Cornell Capital, L.P.
(4-14-2005)                     1,900,000               $ 0.0001                   -                   1,900,000
------------------------- ----------------------- ---------------------- ----------------------- ----------------------
Knightsbridge Holdings,
LLC (4-14-2005)                 4,441,000               $ 0.0001                   -                   4,441,000
------------------------- ----------------------- ---------------------- ----------------------- ----------------------
Monitor Capital, Inc.
(4-14-2005)                      200,000                $ 0.0001                   -                    200,000
------------------------- ----------------------- ---------------------- ----------------------- ----------------------
Cornell Capital, L.P.
4-14-2005)                 200,000 (Warrant)                                                           200,000
------------------------- ----------------------- ---------------------- ----------------------- ----------------------
Cornell Capital, L.P.
(6-2-2005)                      1,900,000               $ 0.0001                                       1,900,000
------------------------- ----------------------- ---------------------- ----------------------- ----------------------
TOTAL                           8,641,000                                                              8,641,000
------------------------- ----------------------- ---------------------- ----------------------- ----------------------


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

Date September 30, 2005                       CONNECTED MEDIA TECHNOLOGIES, INC.

                                              By: /s/ Jeffrey W. Sass
                                              ----------------------------------
                                                  Jeffrey W. Sass
                                                  Chief Executive Officer

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

Date: September 30, 2005

                                                  /s/ Jeffrey W. Sass
                                        ----------------------------------------
                                        Jeffrey W. Sass, Chief Executive Officer

                                                 /s/ Jay Howard Linn
                                        ----------------------------------------
                                        Jay Howard Linn, Chief Financial Officer

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Connected Media Technologies, Inc. f/k/a Trust Licensing, Inc. (the "Company") on Form 10-QSB for the quarterly period ending June 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I Jeffrey Sass, Chief Executive Officer and Jay Howard Linn, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

                                               /s/ Jeffery W. Sass
                                        ----------------------------------------
                                        Jeffrey Sass, Chief Executive Officer

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