Form 10QSB
period 2005-09-30
Connected Media Technologies, Inc.
filed 2005-11-21
CIK 1302135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

_________________

FORM lO-QSB

_________________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE     QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the Transition Period From ________ to _______

Commission File Number  000-18689

_________________

CONNECTED MEDIA TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

_________________

Delaware                                                        06-1238435
(State or Other Jurisdiction               (IRS Employer Identification No.)
of Incorporation or Organization)

950 South Pine Island Road
Suite A150-1094
Plantation, Florida 33324
(Address of Principal Executive Offices)

(954) 727-8218
(Issuer’s Telephone Number, Including Area Code)

TRUST LICENSING. INC.
(Former Name or Former Address, if Changed Since Last Report)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or l5( d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  No

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or l5(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes  No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 300,507,663 shares of common stock and were outstanding as of September 30,2005.

Transitional Small Business Disclosure Format (check one):

Yes  No

CONNECTED MEDIA TECHNOLOGIES, INC.
FORM 10QSB
FOR THE QUARTERLY PERIOD ENDING SEPTEMBER 30, 2005

PART I   FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements

               Consolidated Balance Sheet (Unaudited)

               Consolidated Statements of Operations (Unaudited)

               Consolidated Statements of Cash Flows (Unaudited)

               Notes to Unaudited Consolidated Financial Statements

Item 2.   Management's Discussion and Analysis and Results of Operations

Item 3.    Controls and Procedures

Part II    OTHER INFORMATION

Item 1.   Legal Proceedings

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.   Defaults Upon Senior Securities

Item 4.   Submission of Matters to a Vote of Security Holders

Item 5.   Other Information

Item 6.   Exhibits and Reports of Form 8-K

Signatures

Connected Media Technologies, Inc. and Subsidiary
(A Development Stage Company)
Consolidated Balance Sheet
September 30, 2005
(Unaudited)

ASSETS

Current Assets
Cash	$41,132
Prepaid expenses	11,176
–––––––
Total Current Assets	52,308
–––––––
Office equipment, net of $22,008 accumulated depreciation	12,817
–––––––
Total Assets	$65,125
–––––––

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts payable	$ 84,295
Accounts payable - related party	104,164
Accrued expenses	43,143
Accrued compensation - officers	262,495
Accrued payroll taxes payable	15,742
Accrued interest payable - related party	8,730
Accrued interest payable	11,019
Note payable - related party	202,000
Note payable	600,000
–––––––––
Total Current Liabilities	1,331,588
–––––––––
Long Term Liabilities
Line of credit	248,375
–––––––––
Total Liabilities	1,579,963
–––––––––

Commitments and Contingencies (See Note 9)
Stockholders' Deficiency
Preferred stock, $0.0001 par value; 10,000,000 shares authorized,
none issued and outstanding	--
Common stock, $0.0001 par value; 750,000,000 shares authorized,
302,507,663 shares issued 300,507,663 outstanding	30,251
Additional paid-in capital	355,754
Deficit accumulated during the development stage	(1,582,530)
–––––––––
(1,196,525)
–––––––––
Less: Deferred equity line commitment fee	(160,075)
Less: Deferred compensation	(2,735)
Less: Deferred consulting	(20,503)
Less: Treasury stock (2,000,000 shares at cost)	(135,000)
–––––––––
Total Stockholders' Deficiency	(1,514,838)
–––––––––
–––––––––
Total Liabilities and Stockholders' Deficiency	$ 65,125
–––––––––

        See accompanying notes to unaudited consolidated financial statements.

Connected Media Technologies, Inc. and Subsidiary
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

                                                                                                                For the Period from
                                              Three Months Ended                Nine Months Ended                  July 19, 2001
                                                September 30,                     September 30,                   (Inception) to
                                              2005           2004              2005             2004            September 30, 2005
                                           -------------------------    ------------------------------------    -------------------
Revenue                                    $        -     $      -      $           -      $          -         $             -
                                           -------------------------    ------------------------------------    -------------------

Operating Expenses
 Payroll contract services and stock
  based compensation                          154,350         175,244         460,950           232,873                 830,502
 Professional fees                            137,037         145,476         329,689           293,606                 807,422
 Research and development                       3,688           9,194          25,953             9,194                  56,147
 Rent                                           7,606          12,717          21,423            12,717                  40,678
 Depreciation                                   1,754           2,556           5,261             6,841                  27,866
 Costs of recapitalization                          -          62,217               -            62,217                  62,217
 Equity line commitment fee expense            25,658               -          45,189                 -                  45,189
 General and administrative                    56,196          11,016         195,370            39,978                 276,341
 Impairment loss                                   -               -                -                 -                  61,265
                                              -------         -------       ---------          --------                 -------
Total Operating Expenses                      386,289         418,420       1,083,835           657,426               2,207,627
                                              -------         -------       ---------          --------               ---------

Loss from Operations                         (386,289)       (418,420)     (1,083,835)         (657,426)             (2,207,627)
 Other Income (Expense)

Other income                                        -               -               -           700,000                 705,000
 Interest expense                             (43,376)           (669)        (76,069)             (669)                (79,903)
                                              -------         -------       ---------           -------               ---------
Total Other Income (Expense), net             (43,376)           (669)        (76,069)          699,331                 625,097
                                              -------         -------       ---------           -------               ---------

Net Income (Loss)                        $   (429,664)   $   (419,089)  $  (1,159,904)     $     41,905          $   (1,582,530)

Net Income (Loss) Per Share
 Basic and Diluted                              (0.00)          (0.00)          (0.00)             0.00                   (0.01)
                                              -------         -------       ---------           -------               ---------
                                              -------         -------       ---------           -------               ---------
Weighted average number of shares
  outstanding during the period
  basic and diluted                       298,860,952     279,722,029     297,176,014       273,312,156             276,745,212
                                          -----------     -----------     -----------       -----------             -----------
                                          -----------     -----------     -----------       -----------             -----------

        See accompanying notes to unaudited consolidated financial statements

Connected Media Technologies, Inc.
A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

                                                                                                 For the
                                                                                                 Period from
                                                                  Nine Months Ended            July 19, 2001
                                                                    September 30, 2005         (Inception)to
                                                                    2005        2004          September 30, 2005
                                                                  --------------------        ------------------
Cash Flows From Operating Activities:
Net Income (Loss)                                            $(1,159,904)   $   41,905        $    (1,582,530)
Adjustments to reconcile net income (loss) to net cash
 Provided by (Used in) operations:
Depreciation                                                       5,261         6,841                 27,866
Stock options issued for services                                    836             -                    836
Stock issued for services                                          6,000        50,000                 56,000
Recognition of stock based compensation for prior employee        25,496             -                 25,496
 stock option grant
Recognition of equity line commitment fee expense                 45,189             -                 45,189
Recognition of deferred compensation                               1,368             -                  1,368
Recognition of deferred consulting                               138,398             -                138,398
Impairment loss - patent and trademark                                 -             -                 61,265
Changes in operating assets and liabilities:
(Increase) Decrease
Prepaid Expenses                                                 (11,176)            -                (11,176)
Increase (Decrease)
Accounts payable                                                  58,149       (18,219)                84,295
Accounts payable - related party                                  56,465        13,657                104,164
Accrued expenses                                                  32,498         4,579                 43,143
Accrued compensation - officers                                  158,394        40,167                262,495
Accrued payroll taxes payable                                     (1,534)       14,707                 15,742
Accrued interest payable - related party                           6,167           669                 12,312
Accrued interest payable                                           9,749             -                  7,437
                                                                --------       -------                -------
Net Cash Provided by (Used In) Operating Activities             (628,644)      154,306               (707,700)
                                                                --------       -------                -------
Cash Flows From Investing Activities:
Purchase of equipment                                             (8,215)      (11,576)               (40,683)
Patent and trademark cost disbursements                               -              -                (61,265)
Advance to related party                                              -        (20,000)               (20,000)
Loan repayment from related party                                 20,000             -                 20,000
Cash acquired in recapitalization                                     -            405                    405
                                                                 -------        ------                --------
Net Cash Provided By (Used In) Investing Activities               11,785       (31,171)              (101,543)
                                                                 -------        ------                --------
Cash Flows From Financing Activities:
Proceeds from issuance of common stock                                                                 20,000
Proceeds from prom issory notes                                  600,000            -                 600,000
Equity line commitment fee disbursement                          (85,000)           -                 (85,000)
Proceeds from related party notes                                 42,000       165,000                232,000
Rayments on related party notes                                  (30,000)     (266,000)               (30,000)
Recapitalization consideration paid for treasury shares                -             -               (135,000)
Proceeds from line of credit                                      97,000             -                248,375
Proceeds from related party loans                                      -       110,000                266,000
Repayments of related party loans                                      -             -               (266,000
                                                                --------       -------                -------
Net Cash Provided by (Used in) Financing Activities              624,000         9,000                850,375
                                                                --------       -------                -------

Net Increase in Cash                                               7,141       132,135                 41,132
Cash at Beginning of Period                                       33,991         5,880                      -
                                                                --------       -------                 ------
Cash at End of Period                                          $  41,132    $  138,015       $         41,132
                                                                --------       -------                 ------
                                                                --------       -------                 ------
Cash paid for interest                                         $       -    $        -       $              -
                                                                --------       -------                 ------
                                                                --------       -------                 ------
Cash paid for taxes                                            $       -    $        -       $              -

        See accompanying notes to unaudited consolidated financial statements

Connected Media Technologies. Inc. and Subsidiary
(A Development Stage Company)
Notes to Unaudited Consolidated Financial Statements
September 30. 2005
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

It is management’s opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair consolidated financial statement presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year.

For further information, refer to the audited consolidated financial statements and footnotes of the company for the year ending December 31,2004 included in the company’s Form 10-KSB.

Note 2       Nature of Operations and Summary of Significant Accounting Policies

(A) Nature of Business

Trust Licensing, LLC (“TLLLC”) was formed as a Florida limited liability corporation on July 19, 2001. On August 24,2004, the company entered into a transaction that was treated as a recapitalization with a publicly held shell known as New Mountaintop Corporation (“NMC”). NMC was incorporated in Delaware on December 11, 1989. On August 23,2004, NMC formed a wholly owned subsidiary named Trust Licensing, Inc. (“TLI”) (legal acquirer), a Florida corporation, which TLLLC was merged into in a transaction treated as a recapitalization of TLLLC. (See Note 7(B) regarding recapitalization.) In connection with the reverse merger, NMC changed its name to Trust Licensing, Inc. Subsequently, in early May 2005 the company was advised by the Secretary of State of the State of Delaware, that the State had failed to notify the company that the use of the word “Trust” in its corporate name was inconsistent with the applicable provisions of the Delaware Banking Law and requested that the company change its name. Therefore, on May 18, 2005, the company changed its name to Connected Media Technologies, Inc.

Subsequently, effective March 28, 2005, the company received by assignment, at zero cost (in an unrelated transaction), all of the issued and outstanding shares of Connected Media, Inc., an inactive California corporation with no assets or liabilities. The California corporation had been formed by a third party in anticipation of a transaction with the company which was never consummated. The company received this assignment in connection with the decision to change its corporate name. There was no accounting effect to this transaction. On May 18, 2005, the parent corporation changed its name to Connected Media Technologies, Inc.

Currently, the consolidated company consists of the parent corporation, Connected Media Technologies, Inc., its wholly-owned subsidiary Trust Licensing, Inc., a Florida corporation, and the wholly-owned inactive subsidiary Connected Media, Inc., a California corporation. For purposes of clarity, the consolidated entity consisting of the parent and the wholly-owned subsidiaries are hereafter collectively referred to as the “company.”

The company is a technology and intellectual property company that designs technology concepts with a wide range of potential commercial applications. Currently the company owns two issued

U.S.     patents, #6,101,534 (“#534 Patent”) (see Notes 3, 8 and 9(A)) and a second patent entitled “A Media Validation System”, #6,952,697, which was issued in October 2005. The company intends to license various technologies pursuant to the #534 Patent and the second patent. In addition to direct licensing royalty arrangements it intends to enter into, the company has also enforced its rights pertaining to the #534 Patent, and may do so with other patents that are issued to it.

Activities during the development stage include acquisition of debt and equity-based financing, acquisition of and creation of intellectual properties and certain research and development activities to improve current technological concepts.

(B) Principles of Consolidation

The consolidated financial statements include the accounts of Connected Media Technologies, Inc. (f/k/a Trust Licensing, Inc.), a Delaware corporation, and its wholly owned subsidiaries: (a) Trust Licensing, Inc., a Florida corporation (successor-by-merger to Trust Licensing, LLC); and (b) Connected Media, Inc., an inactive California corporation. All significant inter-company accounts and transactions have been eliminated in consolidation.

(C) Long-Lived Assets

The company reviews long-lived assets and certain identifiable assets related to those assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recoverable. If the undiscounted future cash flows of the long-lived assets are less that the carrying amount, their carrying amount is reduced to fair value and an impairment loss is recognized. During the three months ended September 30, 2005 and 2004, and for the period from July 19,2001 (inception) to September 30, 2005, the company recognized an impairment loss of $0, $0, and $61,265, respectively. The impairment losses are related to previously capitalized amounts relating to the #534 Patent (See Notes 3, 8 and 9(A)).

(D) Revenue Recognition

The company follows the guidance of the Securities and Exchange Commission’s Staff Accounting Bulletin No. 104 for revenue recognition. In general, the company records revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectibility is reasonably assured. The policies set forth below reflect specific criteria for the various revenues streams of the company.

The company intends to generate and collect periodic royalty revenue in connection with licensing agreements associated with its intellectual property. Royalty revenue is recognized as it is earned. The company did not recognize any royalty revenue for the nine months ended September 30, 2005 or 2004 or for the period from July 19,2001 (inception) to September 30,2005, respectively.

The company recognizes income trom licensing of patents ratably over the lesser of the economic or legal life of any granted licenses. The company did not recognize any licensing revenue for the three months ended September 30, 2005, the three months ended September 30, 2004, or for the period from July 19,2001 (inception) to September 30,2005.

The company recognizes “other income” from patent infringement claims when the claim is settled, whether by negotiation or litigation. The company recognized no “other income” for the three months ended September 30, 2005 or 2004, and $705,000 of “other income” for the period from July 19,2001 (inception) to September 30, 2005. (See Note 9(A) and below).

During the year ended December 31, 2002, the company recognized $5,000 as a component of “other income”. The source of this income came trom what resulted in a settlement between the company and an unrelated third party relating to the #534 Patent. There were no continuing commitments in connection with this settlement. During the year ended December 31, 2004, $700,000 was recognized from a patent infringement claim related to the # 534 Patent (See Note 9 (A)).

(E) Net Loss Per Share

In accordance with Statement of Financial Accounting Standards No. 128, “Earnings per Share”, basic earnings per share is computed by dividing the net income (loss) less preferred dividends for the period by the weighted average number of shares outstanding. Diluted earnings per share is computed by dividing net income (loss) less preferred dividends by the weighted average number of shares outstanding including the effect of share equivalents. At September 30, 2005 there were 3,500,000 options outstanding (“Issued Options”) and 200,000 warrants outstanding (“Issued Warrants”) that could potentially dilute future earnings per share (See Note 7(D)). For the period from July 19, 2001 (inception) to September 30,2005, the 3,500,000 Issued Options and 200,000 Issued Warrants represented the only common share equivalents which could potentially dilute future earnings per share. The effect of these common stock equivalents is anti-dilutive since the company reflects a net loss.

(F) Stock Based Compensation

The company follows the fair value method under the provisions of Statement of Financial Accounting Standards (“SF AS”) No. 123R, “Accounting for Stock-Based Compensation,” in accounting for stock-based transactions with employees and non-employees. In December 2002, SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” was issued. This pronouncement amends SFAS No. 123, “Accounting for Stock-Based Compensation,” and provides guidance to companies that wish to voluntarily change to the fair value based method of accounting for stock-based employee compensation, among other provisions. The company has historically accounted for, and will continue to account for, its employee stock-based compensation under the fair value based method provisions of SF AS No. 123, and therefore the issuance of SFAS No. 148 did not have any impact on the company’s consolidated financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 123 (“SFAS 123”) (revised 2004) “Share-Based Payment” (SFAS 123R”). This Statement requires that the cost resulting from all share-based transactions be recorded in the financial statements. The Statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement in accounting for share-based payment transactions with employees. The Statement also establishes fair value as the measurement objective for transactions in which an entity acquires goods or services from non-employees in share-based payment transactions. The Statement replaces SFAS 123 “Accounting for StockBased Compensation” and supersedes APB Opinion No. 25 “Accounting for Stock Issued to Employees”. The provisions of this Statement will be effective for the company beginning January 1,2006. At September 30, 2005, the company has adopted the provisions of SFAS No. 123R.

See Note 7 for valuations pursuant to SFAS 123R.

(G) Research and Development Costs

Pursuant to SF AS No.2, “Research and Development Costs” (“SF AS 2”), disbursements are expensed as incurred. Research and development expense was $3,688 for the three months ended September 30,2005, $9,194 for the three months ended June 30, 2004, and $ 56,147 for the period from July 19, 2001 (inception) to September 30,2005.

Note 3       Patents

Prior to the formation of TLLLC (July 19, 2001), the current Chairman of the company, who is also the primary beneficiary of Irrevocable Trust Agreement Number I (“Trust I”)(see below) and Irrevocable Trust Agreement Number III (“Trust III”) (see below), had created, maintained and enhanced the #534 Patent and several patent applications. Pursuant to Staff Accounting Bulletin Topic 5(G), “Transfers of Nonmonetary Assets by Promoters or Shareholders “, the patent and several patent applications were contributed to the company at their historical cost basis of $0 as determined under generally accepted accounting principles.

On August 13, 2001, the #534 Patent was validly assigned from the individuaVpromoter to Trust I and then simultaneously assigned from Trust I to TLLLC. Subsequently, all costs incurred and paid by the company were initially capitalized. Pursuant to SFAS No. 144, management is unable to predict positive future cash flows that can be generated from patent #534 and could not assess a non-zero fair value of the patent. Pursuant to SF AS No. 144, as discussed above, all costs were considered non-recoverable and the company charged the statement of operations for the related impairment loss.

The impairment losses are as follows:

July 19,2001 (inception) to December 31,2001    $ 17,014
Year ended December 31, 2002                    $ 39,181
Year ended December 31, 2003                    $  5,070
Year ended December 31, 2004                    $    -
Nine months ended September 30,2005             $    -
                                                --------
Total impairment loss                           $ 61.265
                                                --------
                                                --------

Note 4       Loans Receivable and Payable. Related Parties

Prior to the reverse merger TLLLC was owned by Trust III, TLLLC’s Founder (who is also the company’s Chairman), the company’s current Chief Executive Officer, and the company’s current Executive Vice President. As previously noted, the primary beneficiary of Trust III is the company’s Founder. From July 19,2001 (Inception) up until time of the August 2004 reverse merger (described in Note 2), Trust III and a separate Trust directly related to the company’s Chairman advanced working capital to TLLLC. Total advances were as follows:

July 19, 2001 (inception) to December 31,2001           $ 20,000
Year ended December 31,2002                             $107,000
Year ended December 31, 2003                            $ 29,000
Year ended December 31, 2004                            $110,000
                                                        --------
Total pre-reverse merger advances from
Trusts directly related to the company's Chairman       $266,000
                                                        --------
                                                        --------

All $266,000 of these advances were repaid in full on June 7, 2004 (See Note 8).

Note that these “advances” do not include amounts borrowed from Trust III pursuant to certain Notes Payable. Notes Payable to Trust III are detailed in “Notes Payable, Related Party and Accrued Interest Payable, Related Party” in Note 5.

$20,000 was advanced by the company to Trust III on June 7, 2004. The full $20,000 was repaid to the company on February 22, 2005 (See Note 8).

All advances to and from the entities mentioned above were non-interest bearing, unsecured and due on demand.

Note 5      Notes Payable, Related Party and Accrued Interest Payable, Related Party

On August 24, 2004, the company issued a note payable for $165,000 to TLLLC for an original term of nine months bearing interest at the annual rate of 4%. The borrowing was unsecured. These funds were used in connection with the reverse triangular merger in order to acquire NMC (a public shell) (see Note 7(B)). During the year ended December 31, 2004, the entire $165,000 was charged to capital as costs of recapitalization. Of the $165,000 borrowed, $135,000 was paid to NMC’s former sole officer and director to acquire NMC and the remaining $30,000 represented a finder’s fee paid to an unrelated third party who arranged for the transaction. On May 16,2005, the maturity date of this note was extended to December 9, 2005 pursuant to a Loan Extension Agreement by and between the company and Trust III dated May 16, 2005 (“Loan Extension Agreement”); the extension provides for the same terms currently in force under the original debt agreement. At September 30, 2005, $165,000 remains outstanding. Related accrued interest payable was $7,269.

On October 8, 2004, TLI issued a note payable for $25,000 to Trust III for an original term of nine months bearing interest at the annual rate of 4%. The borrowing was unsecured. The company used these funds in connection with its general operations. On May 16, 2005, the maturity date of this note was extended to December 9, 2005 pursuant to the Loan Extension Agreement; the extension provides for the same terms currently in force under the original debt agreement. At September 30, 2005, $25,000 remains outstanding. Related accrued interest payable was $978.

On March 9, 2005 the company entered into a line of credit arrangement to borrow up to an additional $55,000 from Trust III. This borrowing was originally secured, but the security interest was terminated via Termination Agreement dated March 21, 2005. The line of credit arrangement is evidenced by the issuance of a Promissory Note/Line of Credit. The note bears interest at 10% per annum and was originally payable at the earlier of the company receiving a bridge loan or equity investment that nets proceeds to the company of at least $300,000, or December 9, 2005. On May 16, 2005, the maturity date of this note was extended to December 9, 2005 pursuant to the Loan Extension Agreement; the extension provides for the same terms currently in force under the original debt agreement. The company had drawn down a total of $42,000 of this amount and subsequently repaid $30,000 to Trust III in June 2005. The repayment of $30,000 specifically related to the March 9, 2005 borrowing. Related accrued interest payable at September 30, 2005 was $483

Total Notes Payable, Related Party aggregated $202,000 at September 30, 2005. At September 30, 2005, the company had Accrued Interest Payable, Related Party for $8,730 (See Note 8).

Note 6      Line of Credit and Promissory Note

On October 6, 2004, effective November 16, 2004, the company entered into a transaction with a Bank pursuant to which the company has access to a two hundred and fifty thousand dollar ($250,000) line of credit. In general, all or any portion of the $250,000 may be drawn down at any time, and must be repaid in full by October 25, 2006, with interest at prime plus 1.5%. In addition, commencing November 25, 2004 and continuing each consecutive month thereafter, the company must pay accrued interest on outstanding amounts owed. The company intends on using the line of credit for general working capital and may also repay some or all of the loans due Trust III. The credit line is guaranteed by Trust III and secured by a Certificate of Deposit owned by the Chairman of the company. As previously noted, the company’s Chairman is the primary beneficiary of Trust III. At September 30, 2005, the company reflected a long term liability of $248,375 and related accrued interest payable of $1 ,682.

On April 11, 2005, the company executed a Promissory Note in favor of Montgomery Equity Partners, Ltd. (“Montgomery”) in the principal amount of $600,000 (“Montgomery Note”). The company plans on using the proceeds of the Montgomery Note as bridge financing. The proceeds were received by the company in two installments. The first installment of $227,250 (net of related expenses) was received shortly after execution of the Montgomery Note and the second installment of $254,250 (net of related expenses) was received by the company in early June 2005, approximately two (2) days prior to the company’s filing of its pending SB-2. The Montgomery Note accrues interest at the rate of twenty-four (24%) percent per year and matures one (1) year from its issuance date. For the first six (6) months, the company is required to make payments of interest only. Thereafter, the company is required to make payments of principal and interest. Notwithstanding the foregoing, the first two (2) payments of interest were deducted from the first installment payment and the second (2) months of interest were deducted from the second installment payment. The Montgomery Note is secured by a first priority lien on all of the company’s assets. As further security for the company’s obligations under the Note, the company pledged 60,000,000 shares of its common stock to Montgomery. These shares currently are in escrow. The pledged collateral shares are not considered outstanding for purposes of computing basic and diluted earnings per share. In the Event of Default under the Note, Montgomery shall have the right to receive the pledged shares at a rate equal to three times the number of shares of the common stock to be necessary to effectuate repayment of the principal and accrued interest due and outstanding, from the pledged shares at the price per share equal to the closing bid price of the company’s common stock, as quoted by Bloomberg, LP, on the date of issuance of the Note. At September 30, 2005, the entire $600,000 remained outstanding along with related accrued interest payable of $9,008. In October, 2005 the company defaulted on an interest payment and in November, 2005, the Company defaulted on its first principal and interest payment due on the April 11, 2005 Promissory Note. No action has yet been taken by the lender as of the date of this interim report. The company has not made the interest payments due in October 2005 and November 2005 and has not made the principal payment due in November 2005.

As discussed above, the company received aggregate gross proceeds of $600,000. In connection with theses debt issuances, $85,000 was deducted from the gross proceeds and paid in order to allow the company future access to the Standby Equity Distribution Agreement (“SEDA”) (see Note 7). The Standby Equity Distribution Agreement is not currently available to the company for any draw downs. The $85,000 is being deferred and amortized over the life of the Standby Equity Distribution Agreement which is twenty-four months. See Note 7(A) for total equity line commitment fees paid and expensed.

Other fees taken from the $600,000 in gross proceeds include $24,000 relating to prepaid interest and $9,500 for consulting and related fees due to Knightsbridge. (See Note 7.)

Net proceeds of$ 481,500 was calculated as follows:

        Gross proceeds                                  $ 600,000
        Less: deferred equity line commitment fee       $ (85,000)
        Less: prepaid interest                          $ (24,000)
        Less: consulting fees                           $ (9.500)

        Net proceeds                                    $ 481,500

In connection with obtaining the debt funding, the company paid 3,800,000 shares and 200,000 warrants to affiliates of the lender. These stock based payments are components of the recorded deferred equity line commitment fee. (See Note 7.)

Note 7      Stockholders’ Deficiencv

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

On April 11, 2005, the company entered into a Standby Equity Distribution Agreement with Cornel Capital Partners, L.P. (“Cornell”). Pursuant to the Standby Equity Distribution Agreement, the company may, at its discretion, periodically sell to Cornell shares of common stock for a total purchase price of up to $10,000,000. For each share of common stock purchased under the SEDA, Cornell will pay the company 98% of the lowest volume weighted average price of the company’s common stock as quoted by Bloomberg, LP on the Over-the-Counter Bulletin Board or other principal market on which the company’s common stock is traded for the 5 days immediately following the notice date. Further, Cornell will retain 6% of each advance under the Standby Equity Distribution Agreement. In connection with the Standby Equity Distribution Agreement, Cornell received a commitment fee in the form of the commitment shares. As part of the Standby Equity Distribution Agreement the company agreed to issue to Cornell 3,800,000 common shares which where issued in two installments of 1,900,000 shares each, coinciding approximately with the company’s receipt of the Montgomery Note proceeds installments. 1,900,000 shares were issued on April 11, 2005 and the remaining 1,900,000 shares were issued May 11, 2005. The 3,800,000 shares were valued based on the closing quoted trading price of $0.03 (April 11, 2005) and $0.031 (May 11, 2005). The aggregate fair value was $115,900. The fair value of commitment shares will be treated as a deferred equity line commitment fee to be amortized over the life of the Standby Equity Distribution Agreement.

Pursuant to the Standby Equity Distribution Agreement, on April 11, 2005 Cornell was also issued a warrant for 200,000 shares of the company’s common stock (“Cornell Warrant”). The Cornell Warrant is exercisable for a period of two (2) years. The exercise price per share under the Cornell Warrant is $0.01 per share. The value of the warrants will be treated as a deferred equity line commitment fee to be amortized over the life of the Standby Equity Distribution Agreement. Pursuant to SFAS 123R, the company valued these warrants at $4,365. See assumptions below in 7(D).

The total equity line commitment fee of $205,264 was calculated as follows:

Cash portion of equity line commitment fee (See Note 6):        $ 85,000
Shares and warrants issued for equity line
commitment fee (See above)                                      $120,265
Equity line commitment fee amortization                         $(45.190)
                                                                --------
Deferred equity line commitment fee                             $160.075
                                                                --------
                                                                --------

In connection with the SEDA, the Company entered into a registration rights agreement, which requires underlying common shares to be registered subject to filing and effective date deadline. Liquidity damages of $5,000 payable in cash or stock at the holder’s option are due for violation of the deadline. On July 26, 2005 and as of September 30, 2005 the effectiveness date was not met and the Company accrued $10,000 as liquidated damages payable as of September 30, 2005, which is included in, accrued expenses in the accompanying balance sheet.

Further, on Apri111, 2005, the company entered into a Consulting Agreement with Knightsbridge Holdings, LLC (“Knightsbridge”) whereby Knightsbridge will assist the company in a variety of areas including, but not limited to financial, strategic and related developmental growth. The agreement runs for a term of six (6) months, and will continue on a month-to-month basis thereafter subject to a right to cancel upon thirty (30) days written notice. The company is obligated to pay Knightsbridge a monthly retainer of $2,000 and issued Knightsbridge 4,441,000 shares of the company’s common stock (“Knightsbridge Shares”). Knightsbridge is also entitled to additional compensation in the future based upon any transactions that they bring to the company. As of June 30, 2005, the company had recorded the fair value of the stock issued based on a quoted closing trading price of $0.03 per share aggregating $133,230. The $133,230 is being amortized over a period of six months as discussed in the terms of the agreement. As of September 30,2005, the full amount has been amortized.

On April 11, 2005, in connection with the Standby Equity Distribution Agreement, the Company entered into a Placement Agent Agreement with Monitor Capital, Inc. (“Monitor”). As consideration for to the Placement Agent Agreement, the company issued Monitor 200,000 shares of its common stock (“Placement Agent Shares”) reflecting the placement fee. As of June 30, 2005, the company had recorded the fair value of the stock issued based on a quoted closing trading price of $.03 per share aggregating $6,000. Since there was no access to the Standby Equity Distribution Agreement, and no current equity financing to offset this offering cost, the entire $6,000 is expensed as a placement agent fee. The entire $6,000 is a component of general and administrative expenses.

A summary of the share issuances for the company is below:

Shares issued and outstanding, December 31, 2004:       292,066,663
         Treasury shares, December 31, 2004               2,000,000

Issuances for the nine month period ending September 30,2005:

Cornell Capital Partners, L.P., April 11, 2005            1,900,000
Knightsbridge Holdings, LLC, April 11, 2005               4,441,000
Monitor Capital, Inc., April 11, 2005                       200,000
Escrow shares (security for Montgomery Note),
April 11, 2005                                           60,000,000
Cornell Capital Partners, L.P., June 2, 2005              1,900,000
                                                          ---------

Shares issued by transfer agent, September 30, 2005     362,507,663
                                                        ===========

Less: Escrow shares, September 30, 2005                  60,000,000
                                                         ==========

Total issued, September 30,2005                         302,507,663
                                                        ===========

Less: Treasury shares                                    (2,000,000)
                                                         ----------

Total Outstanding at September 30, 2005                 300,507,663
                                                        ===========

(B) Recapitalization

On August 24, 2004 (the “recapitalization date”), TLLLC was acquired by an inactive publicly held Delaware corporation (then NMC) in a transaction accounted for as a reverse triangular merger and recapitalization. The members ofTLLLC received 270,072,000 common shares of the publicly held company or approximately 93% of the total outstanding voting common stock just subsequent to the reverse triangular merger and after giving effect to a 1: 1 0 reverse common stock split of the publicly held Delaware corporation prior to the reverse triangular merger. The shares of common stock were issued to the members of TLLLC as follows: Trust III received 195,054,000 shares, the company’s President and CEO received 65,018,000 shares and the company’s Executive Vice President and Secretary received 10,000,000 shares. As part of the reverse triangular merger, NMC redeemed 2,000,000 (post-split) shares of its common stock from its sole director and former principal shareholder for cash consideration paid to the former principal stockholder of NMC totaling $135,000. The 2,000,000 shares are currently held in the company’s treasury as treasury stock. Immediately prior to the closing, TLLLC borrowed $165,000 from Trust III, a related party, (See Note 5).

In addition to the $135,000 paid for the public shell accounted for as treasury stock, the company incurred and paid an additional $30,000 as a finders fee and $32,217 for certain related legal and other professional fees associated with the recapitalization. F or the year ended December 31, 2004, the company charged the statement of operations for $62,217 as total transaction costs of recapitalization and $135,000 to treasury stock. There have been no additional charges for recapitalization since that time.

As a result of the above recapitalization, the original shareholders of the publicly held shell are deemed to have been issued 20,328,000 common shares of the company and 2,000,000 are held as treasury shares. All share and per share information in the accompanying unaudited consolidated financial statements has been retroactively restated to reflect the recapitalization.

The company’s financial statements just after the transaction consisted of the assets and liabilities of both entities at historical cost, the historical operations of TLLLC, and the operations of the publicly held corporation from the recapitalization date.

(C) Corporate Name Change

Effective September 15, 2004, the parent corporation changed its name from New Mountaintop Corporation to Trust Licensing, Inc. Effective May 18, 2005, the parent corporation changed its name from Trust Licensing, Inc. to Connected Media Technologies, Inc.

(D) Common Stock Options and Warrants Issued for Services

The company follows fair value accounting and the related provisions of SF AS l23R for all share based payment awards. The fair value of each option or warrant granted is estimated on the date of grant using the Black-Scholes option pricing model. The following is a summary of all stock options and warrants granted to employees and non-employees since the company’s inception, all awards occurred in 2005:

    (i)        Stock options granted to employees

    a.        Employee award: 2,000,000 stock options (Non-Executive Employee)

i.	On February 14, 2005, the Company granted 2,000,000 stock options to an employee for past services rendered. The option grant was valued pursuant to SFAS 123R and totaled $40,000.

In connection with the provisions of SF AS l23R as they relate to graded vesting, the Company recognized compensation expense of $9,632 and $25,496 for the three and nine months ended September 30, 2005, respectively. The compensation expense was offset directly with a corresponding credit to additional paid in capital. The remaining $14,504 will be recognized as the options vest. There is no deferred portion of equity recorded in connection with this computation.

ii.	The weighted average assumptions used by management were as follows:
                        Stock price on grant date       $0.02
                        Exercise price on grant date    $0.02
                        Dividend yield                  0%
                        Expected volatility             306.50%
                        Risk free interest rate         4.08%
                        Expected life of option         10 years
iii.	The stock option award is exercisable as the vesting occurs. The following represents the vesting of the award:

34% of the options granted vested on the vesting commencement date, which was August 26,2005.

2.75% of the options granted vest on the last day of each successive calendar month.

At September 30, 2005, 36.75% of the stock options were exercisable since those vesting provisions had been met.

iv.	These stock options are issued pursuant to the Company’s Equity Incentive Plan.

b.     Employee award — 300,000 stock options (Director)

i.	On May 23, 2005, the Company granted 300,000 stock options to an employee for future services to be rendered. The term of services is from May 23, 2005 through May 23, 2006. The option grant was valued pursuant to SFAS 123R and totaled $4,103.

The Company recognized compensation expense of $1,026 and $1,368 for the three and nine months ended September 30,2005, respectively. The remaining $2,735 is accounted for as a contra equity account titled deferred compensation.

ii.	The weighted average assumptions used by management were as follows:

                        Stock price on grant date               $0.04
                        Exercise price on grant date            $0.04
                        Dividend yield                          0%
                        Expected volatility                     44.83%
                        Risk free interest rate                 3.73%
                        Expected life of option                 3 years
iii.	The stock option award is exercisable as the vesting occurs. The following represents the vesting of the award:

100% of the options granted vest on the vesting commencement date, which is May 23, 2006.

At September 30, 2005, no stock options are exercisable Since the vesting provisions have not yet been met.

iv.	These stock options are issued pursuant to the Company’s Equity Incentive Plan.

(ii)    a.   Stock options and warrants granted to non-employees

    a.        Consultant award — 200,000 stock options

i.	On June 1, 2005, the Company granted 200,000 stock options to a consultant for future services to be rendered. The term of services is from June 1, 2005 through June 1, 2006. The option grant was valued pursuant to SFAS 123R and totaled $2,677.

Pursuant to the terms of the option agreement, since one-fourth of the stock options granted vest immediately, one-fourth or $669 was expensed immediately. The remaining three-fourths or $2,008 is expensed pro-rata over the service period. The Company recognized consulting expense of $502 and $1,338 for the three and nine months ended September 30, 2005, respectively. The remaining $1,339 is accounted for as a contra equity account titled deferred consulting.

ii.	The weighted average assumptions used by management were as follows:

                        Stock price on grant date       $0.04
                        Exercise price on grant date    $0.05
                        Dividend yield                  0%
                        Expected volatility             43.95%
                        Risk free interest rate         3.55%
                        Expected life of option         3 years
iii.	The stock option award is exercisable as the vesting occurs. The following represents the vesting of the award:

50,000 stock options vest immediately on June 1,2005.

The remaining 150,000 stock options vest and become exercisable on June 1, 2006.

At September 30, 2005, 50,000 stock options are exercisable since the vesting provisions had been met.

iv.	These stock options are issued pursuant to the Company’s Equity Incentive Plan.

b.     Consultant award — 500,000 stock options

i.	On July 12, 2005, the Company granted 500,000 stock options to a consultant for future services to be rendered. The term of services is from July 12, 2005 through July 12, 2006. The option grant was valued pursuant to SFAS 123R and is approximately $11,900.

Pursuant to the terms of the option agreement, 100,000 options vest immediately and the remaining vest 100,000 for each sale of consultants’ product. A measurement date is achieved for the 100,000 and a pro rata value of $2,380 is recognized over the one-year service period. Variable accounting is applied for the remaining 400,000 valued at the $9,520 on the grant date. As of September 30, 2005, the Company recognized consulting expense of $2,479 for the three and nine months ended September 30, 2005. The remaining $9,420 is accounted for as a contra equity account titled deferred consulting.

ii.	The weighted average assumptions used by management were as follows:
                        Stock price on grant date               $0.055
                        Exercise price on grant date            $0.055
                        Divident yield                          0%
                        Expected volatility                     60.00%
                        Risk free interest rate                 3.88%
                        Expected life of option                 3 years
iii.	These stock options are issued pursuant to the Company’s Equity Incentive Plan.

c.     Consultant award — 200,000 stock options

i.	On July 12, 2005, the Company granted 200,000 stock options to a consultant for future services to be rendered. The term of services is from July 12,2005 through July 12,2006. The option grant was valued pursuant to SFAS 123R and is approximately $4,760.

The Company recognized consulting expense of $992 for the three and nine months ended September 30, 2005. The remaining $3,768 is accounted for as a contra equity account titled deferred compensation.

ii.	The weighted average assumptions used by management were as follows:
                        Stock price on grant date       $0.055
                        Exercise price on grant date    $0.055
                        Dividend yield                  0%
                        Expected volatility             60.00%
                        Risk free interest rate         3.88%
                        Expected life of option         3 years
iii.	The stock option award is exercisable as the vesting occurs. The option vested in full on the grant date.

iv.	These stock options are issued pursuant to the Company’s Equity Incentive Plan.

d.     Consultant award — 300,000 stock options

i.	On August 1, 2005, the Company granted 300,000 stock options to a consultant for future services to be rendered. The term of services is from August 1, 2005 through August 1, 2006. The option grant was valued pursuant to SFAS 123R and is approximately $7,170.

Pursuant to the terms of the option agreement, 75,000 of the options granted vest immediately, and the remainder vest on August 1(51) 2006 provided the consulting and technical advisory agreement is still in effect. A measurement date is achieved for the 75,000 options and variable accounting is applied to the remaining 225,000 options. As of September 30, 2005 the Company recognized consulting expense of $1,195 for the three and nine months ended September 30, 2005. The remaining $5,975 is accounted for as a contra equity account titled deferred consulting.

ii.	The weighted average assumptions used by management were as follows:

                        Stock price on grant date       $0.055
                        Exercise price on grant date    $0.055
                        Dividend yield                  0%
                        Expected volatility             60.00%
                        Risk free interest rate         4.06%
                        Expected life of option         3 years
iii.	These stock options are issued pursuant to the Company’s Equity Incentive Plan.

e.     Standby Equity Distribution fee — 200,000 stock warrants

i.	On April 11, 2005, the Company granted 200,000 stock warrants to the lender as a commitment for obtaining Standby Equity Distribution Agreement (See Note 6). The warrant issuance was valued pursuant to SF AS 123R and totaled $4,365.

Pursuant to the terms of the warrant agreement, the Company has two years in which to exercise the warrants. The warrants are considered fully vested and all warrants are immediately exercisable. However, since the warrants are a stock based fee in connection with obtaining the Standby Equity Distribution Agreement, the $4,365 is allocated to a contra equity account, deferred equity line commitment fee, and amortized over the two-year life of the Standby Equity Distribution Agreement.

        Total gross deferred equity line commitment fee is as follows:

                        Note 7(A)       $115,900
                        Note 6          $ 85,000
                        Per above       $  4,365
                        Total           $205,265
During the three and nine months ended September 30, 2005, the Company recognized equity line commitment fee expense of $25,658 and $45,189 respectively.

ii.	The weighted average assumptions used by management were as follows:

                        Stock price on grant date       $0.03
                        Exercise price on grant date    $0.01
                        Dividend yield                  0%
                        Expected volatility             55.59%
                        Risk free interest rate         3.91%
                        Expected life of warrant        2 years
200,000 stock warrants vest immediately on April 11, 2005

At September 30, 2005, 200,000 stock warrants are exercisable since the vesting provisions had been met.

The following tables summarize all stock option and warrant grants to employees and nonemployees as of September 30,2005, December 31, 2004 and December 31,2003 and changes during these periods.

A summary of the options granted to employees as of September 30, 2005, December 31, 2004 and December 31, 2003 and changes during these periods is presented below:

Number of Options                       Weighted Average Exercise Price

Stock Options
Balance at December 31, 2003                    -               $    -
Granted                                         -               $    -
Exercised                                       -               $    -
Forfeited                                       -               $    -
Balance at December 31, 2004                    -               $    -
                                                ----------      --------
Granted                                         2,300.000       0.023
Exercised                                       -               $    -
Forfeited                                       -               $    -
                                                ----------      --------
Balance at September 30, 2005                   2,300.000       0.023
                                                ----------      --------
                                                ----------      --------
Options exercisable at June 30, 2005
Weighted average fair value of options
granted during 2005                                             0.018
                                                                --------
                                                                --------

The following table summarizes information about employee stock options at September 30,2005:

            Options Outstanding                                       Options Exercisable

                                  Weighted
Exercise     Number               Average               Weighted        Number              Weighted
 Price     Outstanding at        Remaining               Average       Exercisable           Average
          September30,2005      Contractual             Exercise     at September 30,       Exercise
                                    Life                  Price           2005                 Price

$  0.02    2,000,000                9.38 years          $  0.020        735,000             $  0.02
$  0.04      300,000                9.65 years             0.040            -                     -
             -------                                       -----        -------             -------
           2,300,000                                    $  0.022                            $     -
           ---------                                    --------        -------             -------
           ---------                                    --------        -------             -------

A summary of the options and warrants issued to non-employees as of September 30, 2005, December 31, 2004 and December 31, 2003 and changes during these periods is presented below:

                                                                Weighted
                                        Number of Options       Exercise Price
                                        -----------------       --------------
Stock Option Warrants
---------------------
Balance at December 31, 2003                            -       $            -
Granted                                                 -       $            -
Exercised                                               -       $            -
Forfeited                                               -       $            -
                                        -----------------       --------------
Balance at December 31, 2004                            -       $            -
Granted                                         1,400,000       $        0.048
Exercised                                               -       $            -
Forfeited                                               -                    -
                                        -----------------       --------------
Balance at September 30, 2005                   1,400,000       $        0.048
                                        -----------------       --------------
                                        -----------------       --------------

Options/Warrants exercisable at
   September 30, 2005                            625,000        $        0.012
                                        ----------------        --------------
                                        ----------------        --------------
Weighted average fair value of options
  granted during 2005                                           $        0.022
                                                                --------------
                                                                --------------

The following table summarizes information about non-employee stock options/warrants at September 30,2005:

        Options/Warrants Outstanding                            Options/Warrants Exercisable

                                        Weighted
                Number                  Average         Weighted        Number          Weighted
Range of        Outstanding at          Remaining       Average         Exercisable at  Average
Exercise        September 30,           Contractual     Exercise        September 30,   Exercise
Price               2005                Life            Price                2005       Price
_________________________________________________________________________________________________
$  0.05-.055    1,200,000               .77 years       $    .0361      425,000         $   .009
        0.01      200,000              1.53 years            .0118      200,000             .003
------------    ---------                               ----------      -------         --------
                1,400,000                               $    .048       625,000         $   .012
                ---------                               ----------      -------         --------
                ---------                               ----------      -------         --------

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

During the period from July 19,2001 (inception) to December 31,2004, the company received working capital from related parties totaling $266,000. The company repaid the entire $266,000 on June 7, 2004 (See Note 4). During the year ended December 31, 2004, as a result of an administrative oversight, $20,000 was advanced by TLLLC to Trust III on June 7, 2004. The full $ 20,000 was repaid to the company on February 22,2005.

On August 24, 2004, October 8, 2004, and March 9, 2005, the company issued notes payable for $165,000, $25,000 and $55,000 respectively from Trust III. The maturity date of each of these notes was extended through December 9, 2005 pursuant to the Loan Extension Agreement.

During 2004, the company engaged a law firm whose counsel is the father of the company’s President and Chief Executive Officer. The company had total expenses in 2004 of $46,399 for legal fees to this related party and expenses of$56,894 for the nine months ended September 30, 2005. Total fees remaining unpaid as of September 30, 2005 aggregated $ 75,724.

During 2004, we paid approximately $6,500 for professional services rendered by our acting Chief Financial Officer. At September 30, 2005, $4,500 remains payable. The acting Chief Financial Officer is also the trustee of Trust III.

Note 9      Commitments and Contineencies

(A)      Litigation Settlement — Other Income

During 2003, the company filed suit in the United States District Court of the Southern District of Florida against an unrelated third-party for, among other things, infringement of the ‘534 Patent (Case No. 03-20672). A subsequent related civil action was initiated by the third party against the company in the Superior Court of California, County of Santa Clara for, among other things, breach of contract (Case No. 103-009764). The settlement was finalized on May 5, 2004 and paid on June 4, 2004 under the following general terms:

o	The third party paid to the company’s escrow agent $700,000. Of the total, the company was remitted $475,000. The remaining $225,000 was paid to settle accrued legal fees in connection with this lawsuit and is reflected in professional fees in the accompanying consolidated financial statements .

o	The company granted to the third party a certain non-exclusive, non-transferable, worldwide, fully paid up right and license under the #534 Patent.

        The $700,000 was recorded as other income during the year ended December 31, 2004.

(B)      Employment Agreements

On August 23,2004, the company entered into the following employment agreements with its executive officers:

                (1)  Chairman of the Board
                (i)  Term is from August 23, 2004 to August 23, 2006.
                (ii)  Salary of $175,000 per year
                (2)  President and CEO
                (i)  Term is from August 23, 2004 to August 23, 2006.
                (ii)  Salary of $175,000 per year
                (3)  Executive Vice President
                (i)  Term is from August 23,2004 to August 23,2006.
                (ii)  Salary of $132,000 per year

At September 30, 2005, total accrued compensation to these officers was $262,495.

On May 1, 2005, the employment contract for the company’s Executive Vice President was amended to conform the benefits to those received by the company’s other executive officers and to increase the base salary to $160,000 annually. This Executive Vice President has agreed to accrue the difference between the pre-amendment rate and the post-amendment rate until August 24,2005. The accrual was added to the total accrued compensation owed to this officer.

(C)      Consulting Agreement

On August 23,2004, the company entered into a consulting agreement with the former sole officer and director of NMC. Under the terms of the agreement, the consultant will provide certain financial consulting services. The term of the agreement is from August 23, 2004 to August 23, 2006. The consultant is to be paid $2,500 per month as compensation; provided, however, the fees will be accrued until the company receives net cash fmancing proceeds of at least $500,000.

Note 10      Going Concern

As reflected in the accompanying unaudited consolidated financial statements, the company has a net loss of $1,159,904 and net cash used in operations of $628,644 for the nine months ended September 30,2005, and a deficit accumulated during development stage of $ 1,582,530, a working capital deficiency of $1,279,280 and a stockholders’ deficiency of$ 1,514,838 at September 30,2005. In addition, there was a default on certain note principal and interest payments after September 30,2005 (see Note 6).

The company has no operating revenues. The company has incurred cumulative losses since inception and has funded operations primarily through related-party loans and investor capital. The ability of the company to continue as a going concern is dependent on the company’s ability to further implement its business plan, raise capital, and generate revenues from the licensing of the #534 Patent. The unaudited consolidated financial statements do not include any adjustments that might be necessary if the company is unable to continue as a going concern.

The company is currently a development stage company and its continued existence is dependent upon the company’s ability to resolve its liquidity problems, principally by obtaining additional debt financing and/or equity capital. In May 2004, the company received net proceeds of $475,000 from the settlement of a lawsuit (see Note 9(A). The settlement of the lawsuit provided the company operating capital but due to other commitments pertaining to employment agreements (see Note 9(B)) and future cash requirements to implement the business plan, there remains doubt about the company’s ability to continue as a going concern. In April and May of 2005 the Company obtained debt financing of $600,000 (See Note 6). The company has yet to generate an internal cash flow, and until licensing activities commence, the company is very dependent upon debt and equity funding.

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

MANAGEMENT'S DISCUSSION AND ANALYSIS OF INTERIM FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

        This quarterly report on Form 10-QSB, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933 and the Securities Exchange Act of 1934. These statements are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “continues,” “may,” variations of such words, and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our business and other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Readers are referred to risks and uncertainties identified below, under “Risk Factors” and elsewhere herein. We undertake no obligation to revise or update any forward-looking statements for any reason.

OVERVIEW

        The predecessor to the company was first organized as a Delaware corporation on December 11, 1989 under the name Mountaintop Corporation and in July 1990 became subject to the reporting requirements of the Securities and Exchange Act of 1934 (the “Exchange Act”). Mountaintop Corporation was involved in the distribution and marketing of spirits, among other things. That business ultimately did not succeed and in 1992, Mountaintop Corporation ceased operations. Shortly thereafter, the charter of Mountaintop Corporation was forfeited by the State of Delaware for non-payment of franchise taxes. On February 21, 2003 through the efforts of its then-majority stockholder and sole director, the company revived and reinstated its charter effective March 1, 1993. However, during the process of reviving the company, the State of Delaware notified the company that its name, Mountaintop Corporation, was no longer available. Thus, the name of the company was changed to New Mountaintop Corporation. In addition, at the time of that name change, the company amended its Certificate of Incorporation to authorize common stock of 500,000,000 shares, par value $ 0.0001, and 10,000,000 shares of preferred stock, par value $ 0.0001. After the company had its charter reinstated, New Mountaintop Corporation (f/k/a Mountaintop Corporation) continued its reporting obligations of the Exchange Act and upon being reinstated filed its 10-K for the year ended December 31, 2002.

        On August 24, 2004 pursuant to the Florida rules and regulations governing mergers and acquisitions, the company, through a newly formed wholly owned subsidiary acquired, by merger, all of the assets and business of Trust Licensing, LLC (“TLLLC”). As consideration for the merger the company issued 270,072,000 shares of its common stock, par value $ .0001 per share representing approximately 93% of its issued and outstanding shares (after giving effect to a 1:10 reverse stock split.) The reverse merger was accompanied by a change in the name of the company to Trust Licensing, Inc., the company’s Board of Directors, its management, and its business focus. Prior to the merger, the company had not conducted regular business operations for several years; rather, its primary focus was seeking a business to acquire. On December 31, 2004, the company became eligible for trading on the over-the-counter bulletin board under the symbol TRTL.OB. As a result of the merger, the company became the successor in interest to New Mountaintop Corporation and assumed its Exchange Act reporting obligations. Subsequently, in early May 2005 the company was advised by the Secretary of State of the State of Delaware that the State had failed to notify the company that the use of the word “Trust” in its corporate name was inconsistent with the applicable provisions of the Delaware Banking Law and requested that the company change its name. Therefore, on May 18, 2005, the company changed its name to Connected Media Technologies, Inc.

        Prior to the merger, TLLC had been considering a joint business relationship with an unrelated third-party. In connection with this transaction, the third party formed a California corporation named Connected Media, Inc. The goal was to use the name “Connected Media” and as part of the relationship TLLC funded the purchase of the web address (URL) which was then assigned to the third party. In connection with this transaction, a “Connected Media” logo was developed by the third party. In March 2005, however, the third party decided it was not in a position to continue to pursue the business relationship and offered to assign to the Company, at no cost, all of its right, title and interest in and to the Connected Media name, logo and URL, as well as all of the issued and outstanding shares of Connected Media, Inc. At the time, and since its inception, Connected Media, Inc. had been an inactive corporation with no assets or liabilities. The assignment was made at zero cost and there was no accounting effect to this transaction. Furthermore, the transaction had no material impact on the company’s business. The sole purpose of completing the assignment was to ensure that Connected Media would remain inactive in order to avoid confusion and protect and preserve the company’s intended use of the name “Connected Media.” Currently, through the operations of our wholly-owned subsidiary, we are now a technology and intellectual property creation, management, and licensing company. (For purposes of convenience and clarity to the reader, for the balance of this discussion we refer to the company and its wholly-owned operating subsidiary interchangeably, unless otherwise noted.)

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

        The company’s patent portfolio consists of:

         o      the issued patent, "Interactive, Remote, Computer Interface System", U.S. Patent No.
                6,101,534, which is our core patent;

         o      the issued patent, "A Media Validation System", U.S. Patent No. 6,952,697;
         o      seven other patents pending; and
         o      several additional patent applications that are in progress but have not yet been filed.

        In general, our core patent is intended to be used, among other things, to protect technology that enables multimedia content that is stored on removable local media (such as CDs or DVDs) to be “controlled” or “released” for access by the user by visiting a related site on the Internet. This process has several potential applications, including the ability to time-release content, the ability to supplement website content without any streaming, downloading or delay, and the ability to unlock or release bonus or supplemental content on an individualized basis. In addition, using the process protected by the core patent permits distributors of removable media to use the Internet to introduce updated information, capture demographic information and otherwise enable better tracking of their disc-based promotions.

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

        Since changing the company’s name to Connected Media Technologies, Inc. in May 2005 the company has introduced a new website and has been developing sales and marketing materials. In addition, the company is developing interactive demos and proof of concept technology for a variety of applications and solutions based on its patent(s). Applications of our patent that are currently being presented to potential licensees include:

A method of advertising and promotion that combines the dynamic capabilities of the Internet with the high quality visual impact of rich media content stored locally on a CD, DVD, memory card, hard drive, or other digital storage platform.

        A method of using a DVD, CD or other disc to supplement the content of a television program.

A method of using the internet to create additional sale opportunities by “unlocking” preexisting content on a dual disc or other DVD, CD-ROM, etc.

        The company has begun to offer its technology to advertising agencies, marketing agencies, and interactive agencies. In addition, the company is offering its technology to targeted content providers, including magazine publishers, television and film producers, television networks and film studios, digital storage disc manufacturers and others. In June 2005 the company engaged Andrew Adelson, an established film and television producer, as a commissioned sales agent in Los Angeles, California to pursue potential opportunities for the company within the media and entertainment industry. In July 2005 the company entered into a license agreement with Natcom, Inc. a Miami, Florida based international marketing agency focused on presenting the company’s technology to its contacts and customers in the government and travel sectors. We intend to continue to pursue similar relationships with additional consultants, sales agents, and agencies in different market sectors, including advertising, education, retail and others. Depending on the circumstances, the company may offer its technology pursuant to a license, or as part of a turn-key solution. In the case of a license, the company seeks to obtain a performance based or per disc royalty from its licenses. Additional programming or custom development work is quoted over and above the agreed upon licensing fee.

        In addition to seeking licensing arrangements, the company will take necessary actions to enforce its patents as it deems appropriate. In 2004 the company received $700,000 (classified as other income on the company’s financial statements) from the settlement of a patent infringement action that the company initiated against a third party with respect to our core patent. As part of the settlement the third party entered into a non-exclusive pre-paid license and agreed to acknowledge and identify our patent and the company, including a link to the company’s website, within certain of its software products.

        We are a development stage company and remain in the very early stages of implementing our business plan. We believe that if potential revenue streams materialize from our applications in a timely and meaningful fashion, it will enable us to increase shareholder value. However, we do not believe that cash flow from operations alone will be sufficient to fund our activities in the next 12 months. As of September 30,2005, the company had total assets of approximately $ 65,125 ($ 41,132 of which is cash), and total liabilities of approximately $ 1,579,963. As described below, we will need to obtain additional financing for us to both implement our plans and to continue as a going concern.

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

        Revenue Recognition. We follow the guidance of the Securities and Exchange Commission’s Staff Accounting Bulletin No. 104 for revenue recognition. In general, we record revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectibility is reasonably assured. The following policies reflect specific criteria for our various revenues streams.

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

        The company recognizes other income from patent infringement claims when the claim is settled, whether by negotiation or litigation. We recognized a total of $ 700,000 in other income during 2004; we have recorded no “other income” for the nine months ended September 30,2005.

        Impairment of Long-Lived Assets. Our long-lived assets consist of patents (having a fair value of zero for GAAP purposes) and equipment. We review long-lived assets and certain identifiable assets related to those assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recoverable. If the undiscounted future cash flows of the long-lived assets are less that the carrying amount, their carrying amount is reduced to fair value and an impairment loss is recognized. None of our long-lived assets required an impairment charge during the nine months ended September 30, 2005.

        Contingencies and Litigation. We record a reserve for contingencies and litigation when an adverse outcome is probably and the amount of the potential liability is reasonably estimable. Weare not currently a party in any litigation nor are we subject to any such contingencies.

RESULTS OF OPERATIONS

    Revenue.        Our revenue was zero for the three and nine months ended September 30, 2005 and 2004 respectively.

        Operating Expenses. Operating expenses for the three and nine months ended September 30, 2005 was $ 386,289 and $ 1,083,835 respectively compared to operating expenses of $ 418,420 and $ 657,426 for the same periods in 2004. The increase in operating expenses results primarily from an increase in payroll, professional fees, equity line commitment fees, and an increase in research and development costs.

        Other income. No “other income” was recognized for the three and nine months ended September 30,2005. We recognized no “other income” for the three months ended September 30,2004 and $ 700,000 in “other income” for the nine months ended September 30, 2004. The other income in 2004 resulted from the settlement of a civil action relating to the company’s core patent.

        Net Loss. Our net loss for the three and nine months ended September 30, 2005 was $ 429,664 and $ 1,159,904 compared to a net loss of$ 419,089 and net income of$ 41,905 for the same periods in 2004. The net loss resulted primarily from the absence of revenue or “other income” coupled with the increase in operating expenses. The nine months ended September 30, 2004 included one time revenue in connection with a lawsuit totaling $700,000.

LIQUIDITY AND CAPITAL RESOURCES

        At September 30,2005 we had $ 41,132 in cash. We have no other liquid assets. The company intends to finance its activities through use of the private and public debt and equity financing, including use of the $ 600,000 note to Montgomery and the Standby Equity Distribution Agreement. Prior to the Cornell transaction, the company financed its activities primarily through loans from, and loans secured by, related parties. Our cash requirements for the next twelve months are approximately $2.8 million, including requirements for working capital (estimated to be approximately $1.2 million), research and development (estimated to be approximately $200,000), personnel additions (estimated to be approximately $100,000), licensing and enforcement activities (estimated to be approximately $200,000) and debt service and repayment (estimated to be approximately $1.1 million). The company expects to obtain the necessary funds during the course of the twelve-month period and will manage its activities accordingly. The terms of the Standby Equity Distribution Agreement provide for the potential ability for the company to draw up to $10 million over the course of 24 months, which is in excess of the company’s cash requirements during that period. In the event we are not able to draw sufficient funds from the Standby Equity Distribution Agreement we will seek to obtain funding from other means, including the use of private and public debt and equity financing.

        Prior to the August 2004 reverse merger, the company financed its activities primarily through investments and loans from, or loans secured by, related parties. Subsequent to the merger, the company obtained financing through bank loans, other third party lenders (Montgomery) and related party loans.

        We received an audit opinion for the fiscal years ended December 31, 2004 and 2003 that included a “going concem” risk, which raised substantial doubt regarding our ability to continue as a going concem. We are currently in the development stage and do not believe that cash flow from operations will be sufficient to fund our activities over the next 12 months. Our ability to continue as a going concern is dependent upon obtaining additional public and private equity and debt fmancing, (which we do not anticipate in the foreseeable future). We cannot be certain that additional funding will be available as needed, or upon terms that are favorable. If we are unable to obtain the necessary funding, we may need to curtail the implementation of our core business activities and risk going out of business.

        On April 11, 2005, the company entered into a Standby Equity Distribution Agreement with Cornell Capital Partners, LP (“Cornell”). Pursuant to the Standby Equity Distribution Agreement, and subject to the terms and conditions contained therein, the company may, at its discretion, periodically sell to Cornell shares of common stock for a total purchase price of up to $10.0 million. For each share of common stock purchased under the Standby Equity Distribution Agreement, Cornell will pay the company 98% of the lowest volume weighted average price of the company’s common stock as quoted by Bloomberg, LP on the Over-the-Counter Bulletin Board or other principal market on which the company’s common stock is traded for the 5 days immediately following the notice date. Further, Cornell will retain 6% of each advance under the Standby Equity Distribution Agreement. In connection with the Standby Equity Distribution Agreement, Cornell received a fee including 3,800,000 shares of common stock of which 1,900,000 shares were issued upon execution of the promissory note with Montgomery and 1,900,000 were issued on the second installment.

        Pursuant to the terms of a registration rights agreement, the company is required to register the shares issued to Cornell as well as the shares to be issued pursuant to the Standby Equity Distribution Agreement within 40 days from the date of execution of the agreements and is required to have the registration statement declared effective 105 days from the date thereof. In the event that the registration statement is not filed or declared effective within these time limits, the company may be subject to liquidated damages in the amount of $5,000 per month and may be deemed in default of the operative agreements. The company did not file its registration statement in the contractually required time period and, the SEC has not yet authorized the registration statement to go effective. Consequently, the company may be subject to penalties, which include the liquidated damages as set forth above.

        Pursuant to the Standby Equity Distribution Agreement, Cornell was also issued a warrant for 200,000 shares of the company’s common stock. The warrant is exercisable for a period of two (2) years from the date of issuance, which is April 11, 2005. The exercise price per share under the warrant is $0.01 per share and the shares issuable upon exercise of the warrant are to be included in the registration statement.

        In connection with the Standby Equity Distribution Agreement the company entered into a Placement Agent Agreement with Monitor Capital, Inc. (“Monitor”). Pursuant to the Placement Agent Agreement, the company paid a one-time placement agent fee of 200,000 shares of common stock equal to approximately $6,000 based on the market price of the common stock at the time of issuance.

        The company also entered into an agreement with Knightsbridge Holdings, LLC whereby Knightsbridge will assist the company in a variety of areas including, but not limited to financial, strategic and related developmental growth. The agreement runs for a term of six (6) months, starting April 1, 2005, and will continue on a month-to-month basis subject to a right to cancel upon thirty (30) days written notice. The company is obligated to pay Knightsbridge a monthly retainer of $2,000.00 and also 4,441,000 shares of our common stock, which amount represents 1.5% of the company’s issued and outstanding common stock on a fully diluted basis. Knightsbridge is also entitled to additional compensation in the future based upon any transactions that they bring to the company.

        Simultaneous with the execution of the Standby Equity Distribution Agreement, the company executed a Promissory Note in favor of Montgomery Equity Partners, Ltd. (“Montgomery”) in the principal amount of $600,000.

The company plans on using the proceeds of the Note as bridge financing. The proceeds were received by the company in two installments. The first installment of $ 227,250 (net of related expenses) was received shortly after execution of the Montgomery Note and the second installment of $ 254,250 (net of related expenses) was received by the company in early June 2005, approximately two (2) days prior to the company’s filing of its pending SB-2. The Note accrues interest at the rate of twentyfour (24%) percent per year and matures one (1) year from its issuance date. For the first six (6) months, the company shall make payments of interest only. Thereafter, the company shall make payments of principal and interest as set forth in the Note.

Notwithstanding the foregoing, the first two (2) payments of interest were deducted from the first installment payment and the second (2) months of interest were deducted from the second installment payment. The Note is secured by a first priority lien on all of the company’s assets. As further security for the company’s obligations under the Note, the company pledged 60,000,000 shares of its common stock to Montgomery. In the Event of Default under the Note, Montgomery shall have the right to receive the pledged shares at a rate equal to three times the number of shares of the common stock to be necessary to effectuate repayment of the principal and accrued interest due and outstanding, from the pledged shares at the price per share equal to the closing bid price of the company’s common stock, as quoted by Bloomberg, LP, on the date of issuance of the Note.

CAPITAL EXPENDITURES AND COMMITMENTS

        We did not acquire a material amount of fixed assets during the nine month period ending September 30, 2005 and currently do not plan to do so during the next fiscal year.

OFF-BALANCE SHEET ARRANGEMENTS

        We do not currently have any off-balance sheet arrangements.

SUBSEQUENT EVENTS

None.

NEW ACCOUNTING PRONOUNCEMENTS

        In December 2004, the FASB issued SFAS No. 123 (“SFAS 123”) (revised 2004) “Share-Based Payment” (SFAS l23R”). This Statement requires that the cost resulting from all share-based transactions be recorded in the financial statements. The Statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement in accounting for share-based payment transactions with employees. The Statement also establishes fair value as the measurement objective for transactions in which an entity acquires goods or services from non-employees in share-based payment transactions. The Statement replaces SFAS 123 “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25 “Accounting for Stock Issued to Employees”. The provisions of this Statement will be effective for the company beginning January 1,2006. The company has adopted the provisions of SF AS No. l23R.

        In May 2003, the Financial Account Standards Board issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (hereinafter “SFAS No. 150”). SFAS No. 150 establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. Previously, many of those instruments were classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15,2003. The company has determined that there was no impact from the adoption of the statement.

        In December 2004, the FASB issued SFAS 153 “Exchanges of Non-monetary Assets” — an amendment of APB Opinion No. 29. This Statement amended APB Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the futrne cash flows of the entity are expected to change significantly as a result of the exchange. The adoption of this Standard is not expected to have any material impact on the company’s consolidated financial position, results of operations or cash flows.

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

Patent Accounting and Valuation. Prior to the formation of the company (July 19, 2001), the individual who is the primary beneficiary of Irrevocable Trust Agreement Number I (“Trust I”) (see below) had expended approximately $184,000 of personal funds to create, maintain and enhance our core patent. Pursuant to Staff Accounting Bulletin Topic 5(G), “Transfers of Nonmonetary Assets by Promoters or Shareholders”, the patent was contributed to the Company at its historical cost basis of $0 as determined under generally accepted accounting principles.

We intend to generate and collect periodic royalty revenue in connection with licensing agreements associated with their intellectual property. Royalty revenue is recognized as it is earned. We recognize income trom licensing of patents ratably over the lesser of the economic or legal life of any granted licenses. We have not recognized any royalty revenue or licensing revenue trom the period of January 1, 2004 through December 31, 2004 or in the first nine months of 2005.

Going Concern. We have been in the exploration stage since inception on July 19, 2001 and have not generated any revenues trom planned operations, recorded a loss of $ 1,159,905 for the nine months ended September 30, 2005, and we are in serious need of additional financing to fully implement its our business plans. These factors among others indicate that the Company may be unable to continue as a going concern, particularly in the event that it cannot obtain additional financing. The accompanying financial statements do not include any adjustments relating to the recoverability of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

        The company has a history of operating losses and there is no guarantee the company will be able to achieve a positive operating income in the future and, if achieved, sustain such positive operating income. For the period July 19,2001 (inception) to September 30,2005, the company had an aggregate net loss of $ 1,582,530. Accordingly, an investment in the company is extremely speculative in nature and involves a high degree of risk.

        Our business is dependent on the exploitation of our portfolio of patents, which to date have generated limited income.

        Weare a development stage Company and have a limited income history from the licensing of our technology. While the company generated in excess of $700,000 in income received in connected with the enforcement of our patent rights during 2004 (classified in our financial statements as “other income”), there can be no assurance that we will be able to continue to generate income or achieve profitability in the future from our intended operations. If profitability is achieved there is no assurance that it can be sustained. We anticipate that creating and marketing new technology will require additional expenditures. Accordingly, an investment in us is extremely speculative in nature and involves a high degree of risk.

        Our auditors have expressed an opinion that there is substantial doubt about our ability to continue as a going concern.

        In its report dated February 7, 2005, Salberg & Company, P.A. expressed an opinion that there is substantial doubt about our ability to continue as a going concern. As discussed in the accompanying unaudited consolidated financial statements, for the nine months ending September 30, 2005, the company had no revenues, a net loss of $ 1,159,904 and cash used in operations of $ 628,644. Also, at September 30, 2005 the company had a working capital deficiency of $ 1,279,280, a stockholder’s deficiency of $ 1,514,838, and an accumulated deficit during the development stage of$ 1,582,530. For the immediately preceding fiscal year ending December 31, 2004, the company had no revenues, a net loss of $119,568 cash used in operations of $8,907, a working capital deficiency of $497,084, a stockholder’s deficiency of $487,221 and a deficit accumulated during development state of $422,626. If we are unable to continue as a going concern, you may lose your entire investment.

        We need additional financing and if we are unable to raise the capital necessary, we may be forced to abandon or curtail our business plan or operations.

        As of September 30, 2005, the company’s working capital (current assets less current liabilities) was ($ 1,279,280). Other than the SEDA, we do not have any continual commitments or identified sources of additional capital from third parties or from its officers, directors or majority shareholders. There is no assurance that additional financing will be available on favorable terms, if at all.

        Developing prototype applications based upon our patents and intellectual property can be timeconsuming and complicated.

        Developing prototype applications based upon our patents and intellectual property can be timeconsuming and complicated. Problems and delays in the application development and deployment process often arise. Given that we expect a substantial portion of our future revenue to come from licensing particular applications of our patents and intellectual property, any problems or delays in the application development and deployment process could adversely affect our revenue.

        If our applications for pending patents are not granted it could materially affect our business.

        We have applied for patent protection for some aspects of its technology. There can be no guarantee or assurance that the patents or trademarks applied for will be awarded. In the event the company is not awarded certain patent or trademark claims, or if other companies are granted patent protection on similar and/or competing technology, it may be difficult for us to maintain an advantage over our competition. Even if our patent or trademarks are granted, there is no assurance that competitors will not infringe upon them, or the company’s already issued patent.

        If we are unable to protect our intellectual property it could have a material adverse effect on the company.

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

        In connection with our intellectual property, litigation may be necessary to enforce and protect our intellectual property rights, or to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement or invalidity. Any such litigation could take an extended period of time to resolve and, even if the company is successful in the litigation, result in significant costs and the diversion of resources that could have a material adverse effect on our business, operating results or financial condition. In addition, there is no assurance that the company would be able to collect any damages should it receive a favorable judgment against an infringer. We may also receive notice of claims of infringement of other parties’ proprietary rights. There can be no assurance that infringement or invalid claims will not materially adversely affect our business, financial condition or results of operations. Additionally, companies in other jurisdictions may have patented technology on which our patent would infringe.

        We do not carry liability insurance or business interruption insurance.

        We carry customary Director’s & Officer’s Insurance, but we do not carry general liability insurance or business interruption insurance at this time. We intend to purchase such insurance when we deem such an investment to be economically prudent. Consequently, if any peril or event occurs that would subject the company to liability or business interruption, we will not be insured for that loss. Such an event could severely affect our ability to conduct our normal business operations and adversely affect both our business operations and our revenue.

        We are reliant on key personnel and if we lose any of its key employees, it could have a material adverse effect on our business and operations.

        Our success depends largely on highly skilled personnel. In particular, we rely on the skills of Leigh M. Rothschild, who developed the technology which we have patented, and on whom we would rely to update and customize the technology as necessary. We also rely upon personnel having skills in areas such as determining the validity of intellectual property, maintaining intellectual property, identifying infringing parties, and developing and commercializing the company’s intellectual property. The loss of the services of any key personnel could adversely affect us.

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

        Our common stock is deemed to be “penny stock,” which may make it more difficult for investors to sell their shares due to suitability requirements.

        Our common stock is deemed to be “penny stock” as that term is defined in Rule 3a5l-l promulgated under the Securities Exchange Act of 1934. Penny stocks are stocks: (a) with a price of less than $5.00 per share; (b) that are not traded on a “recognized” national exchange; (c) whose prices are not quoted on the Nasdaq automated quotation system; (d) Nasdaq stocks that trade below $5.00 per share are deemed a “penny stock” for purposes of Section l5(b)(6) of the Exchange Act; (e) issuers with net tangible assets less than $2.0 million (if the issuer has been in continuous operation for at least three years) or $5.0 million (if in continuous operation for less than three years), or with average revenues of less than $6.0 million for the last three years.

        Broker/dealers dealing in penny stocks are required to provide potential investors with a document disclosing the risks of penny stocks. Moreover, broker/dealers are required to determine whether an investment in a penny stock is a suitable investment for a prospective investor. These requirements may make it more difficult for investors in our common stock to sell shares to third parties or to otherwise dispose of them.This could cause our stock price to decline.

Item 3 CONTROLS AND PROCEDURES

See attached Certifications.

        We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. As of the end of the period covered by this Report, our Chief Executive Officer and Acting Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures and internal control over financial reporting. Based on the evaluation, which disclosed no significant deficiencies or material weaknesses, our Chief Executive Officer and Acting Chief Financial Officer concluded that our disclosure controls and procedures and internal controls over financial reporting have been designed and are being operated in a manner that provides reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEe’s rules and forms. A system of controls, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the systems of controls are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. There were no changes in our disclosure controls and procedures or internal control over financial reporting that occurred during the quarter covered by this Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II     OTHER INFORMATION

Item 1 Legal Proceedings

         Not applicable.

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds

         Not applicable.

Item 4 Submission of Matters to a Vote of Security Holders

         Not applicable.

Item 5 Other Information

         Not applicable.

Item 6 Exhibits and Reports of Form 8-K

         Not applicable.

CERTIFICATION

I, Jeffrey Sass, Chief Executive Officer and Jay Howard Linn, Chief Financial Officer, certify that:

1.     We have reviewed this Form lO-QSB of Connected Media Technologies, Inc. for the quarterly period ended September 30,2005;

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

4.     The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)):

    (a)        Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

    (b)        Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

    (c)        Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.     The registrant’s other certifying officer(s) and we have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

    (a)        All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

    (b)        Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

6.     We have indicated in this report whether or not there were significant changes in internal controls or in otherfactors that could significantly affect internal controls or in other factors that could significantly affect internal controls subsequent to the date or our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 18,2005

                                                /s/  Jeffrev  W. Sass
                                                Jeffrey W. Sass, Chief Executive Officer

                                                /s/ Jay Howard Linn
                                                Jay Howard Linn, Chief Financial Officer

CERTIFICATION PURSUANT TO 18 U.S.c. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Connected Media Technologies, Inc. (the “Company”) on Form 10-QSB for the quarterly period ending September 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I Jeffrey W. Sass, Chief Executive Officer and Jay Howard Linn, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.c. ss.1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

    1.        The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

    2.        The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

                                            /s/ Jeffrev W. Sass
                                            Jeffrey W. Sass, Chief Executive Officer

                                            /s/ Jav Howard Linn
                                            Jay Howard Linn, Chief Financial Officer

Date: November 18, 2005

A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.