Form 10KSB
period 2005-12-31
Connected Media Technologies, Inc.
filed 2006-03-31
CIK 1302135

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-KSB

                |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

                                       OR

              |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                        FOR THE TRANSITION PERIOD FROM TO

--------------------------------------------------------------------------------

                        COMMISSION FILE NUMBER 000-18689

                       CONNECTED MEDIA TECHNOLOGIES, INC.

           DELAWARE                                   06-1238435
   (STATE OF INCORPORATION)                           (I.R.S. ID)

     950 SOUTH PINE ISLAND ROAD, SUITE A150-1094, PLANTATION, FLORIDA 33324

                                 (954) 727-8128

Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to Section 12(g) of the Act:

                          COMMON STOCK, $.001 par value

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.
Yes  |_|          No |X|

State issuer's revenues for its most recent fiscal year. $0

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) $3,873,717 as of March 28, 2006.

The number of shares outstanding of the registrant's common stock as of March 28, 2006 was 306,307,663 .* * This number includes 2,000,000 shares that have been redeemed by the Company.

                       Connected Media Technologies, Inc.

                                   FORM 10-KSB

                   For The Fiscal Year Ended December 31, 2005

                                      INDEX

--------------------------------------------------------------------------------
PART I
Item 1.    Description of Business                                                        3
Item 2.    Description of Property                                                        5
Item 3.    Legal Proceedings                                                              5
Item 4.    Submission of Matters to a Vote of Security Holders                            6



PART II
Item 5.    Market for Common Equity, Related Stockholder Matters and Small
           Business Issuer Purchases of Equity Securities                                 7
Item 6.    Management's Discussion and Analysis or Plan of Operation                      7
Item 7.    Financial Statements                                                           F-
Item 8.    Changes in and Disagreements With Accountants on Accounting and
           Financial Disclosure                                                           17
Item 8A.   Controls and Procedures                                                        17
Item 8B.   Other Information                                                              17


PART III
Item 9.    Directors and Executive Officers of the Registrant                             18
Item 10.   Executive Compensation                                                         20
Item 11.   Security Ownership of Certain Beneficial Owners and Management
           and Related Stockholder Matters                                                21
Item 12.   Certain Relationships and Related Transactions                                 23
Item 13.   Exhibits, List and Reports on Form 8-K                                         26
Item 14.   Principal Accountant Fees and Services                                         26


                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

     Connected Media Technologies, Inc. ("we", the "company", or "CMT") is a technology and intellectual property creation, management and licensing company, whose mission is to be an architect and licensor of cutting edge, state-of-the-art technology concepts, with a wide range of potential commercial applications.

     We were originally formed to leverage an existing patent portfolio and related intellectual property and technology in order to build a collection of licensees in the areas of entertainment content (e.g. film, music, and video), education, advertising, travel and promotion. In addition to pursuing direct licensing royalty arrangements we also seek to enforce our existing issued patent and any subsequently issued or acquired patents against those that infringe. We may also incubate and/or acquire minority equity interests in select growth-oriented companies that can benefit from integration and utilization of CMT-owned intellectual property. We may also seek to acquire additional patents and patent portfolios.

BUSINESS DEVELOPMENT

     Mountaintop Corporation becomes New Mountaintop Corporation

     We were first organized as a Delaware corporation on December 11, 1989 under the name Mountaintop Corporation. Mountaintop Corporation was involved in the distribution and marketing of spirits, among other things. That business ultimately did not succeed and in 1992, we ceased operations. Shortly thereafter, the charter of Mountaintop Corporation was forfeited by the State of Delaware for non-payment of franchise taxes. On February 21, 2003 through the efforts of our then-majority stockholder and sole director, we revived and reinstated our charter effective March 1, 1993. However, during the process of reviving the company, the State of Delaware notified us that our name, Mountaintop Corporation, was no longer available. Thus, the name was changed to New Mountaintop Corporation. In addition, at the time of that name change, we amended our Certificate of Incorporation to authorize common stock of 500,000,000 shares, par value $0.0001, and 10,000,000 shares of preferred stock, par value $0.0001. New Mountaintop Corporation subsequently announced its intention to seek new business opportunities.

     New Mountaintop Corporation becomes Trust Licensing, Inc., now known as Connected Media Technologies, Inc.

     On August 24, 2004, Trust Licensing, LLC ("TLLC"), a Florida limited liability company, merged with our wholly owned subsidiary. As consideration for all of the assets and business of Trust Licensing, LLC, we issued 270,072,000 shares of our common stock, par value $.0001 per share, to the principals of TLLC, representing approximately 93% of our issued and outstanding shares (after giving effect to a 1:10 reverse stock split). The reverse merger was accompanied by a change in the company's Board of Directors, its management, and its business focus. The name of New Mountaintop Corporation was subsequently changed to Trust Licensing, Inc. On December 31, 2004, the company became eligible for trading on the over-the-counter bulletin board under the symbol TRTL.OB.

     In May 2005, we were advised by the Secretary of State of the State of Delaware that the State had failed to notify us that the use of the word "Trust" in its corporate name was inconsistent with the requirements of applicable Delaware Banking Law and requested that we change our name On May 17, 2005, we changed our name to Connected Media Technologies, Inc. Thereafter, on May 20, 2005 our trading symbol changed to CNCM.OB.

BUSINESS


     The core initial asset of CMT is United States Patent #6,101,534, "Interactive, Remote, Computer Interface System" ("'534 Patent") which was filed in 1997 and granted in 2000. We were also issued the patent, "A Media Validation System", U.S. Patent No. 6,952,697 in October 2005. We also have several additional patent applications filed with the United States Patent and Trademark Office and are planning to file numerous additional patent applications. The pending and soon to be filed patents are not necessarily limited to the areas and potential market sectors of this patent. (As a technical matter, the issued patent and the patents pending are held by one of our wholly-owned subsidiary corporations.)

     In general, the claims of patent relates to technology that allows multimedia content stored on a removable local media (including, but not limited to CD-ROM and DVD-ROM discs) to be "controlled" or "released" for access by the user by visiting a related website on the Internet. Essentially every computer sold today has either a CD-ROM drive and/or a DVD drive and has the ability to access the Internet. In addition, it is anticipated that next generation DVD players will also have the ability to access the Internet, either directly, or by connecting through a home or business media hub. We believe our technology will offer content providers and advertisers opportunities to combine the dynamic capabilities of the Internet with disc based or similar local content. Advertisers can use our technology to control access to disc based ads and promotions, allowing them to time release content, track usage and add updated information from the internet. In addition to developing patented and patent pending applications for license to third parties, we will enforce our intellectual property as appropriate and seek out third parties that are utilizing our patents without permission.

     We are principally involved in four activities:

o Creating Patents - Where opportunities arise, we will develop technology, concepts, and/or improvements on existing technologies and file for patent protection on such inventions;

o Developing Applications and Solutions - We plan to develop application and solutions based upon our core patent along with the other patents in our portfolio. The company will often create working demos and proof of concept technology for specific applications in order to demonstrate its offering to potential customers and licensees. The areas where we believe our technology can be used include;

          making available full motion video without the need for a broadband connection; and

          directing customers to specific related websites where dynamic information and content could be added to their CD experience, and demographic information could be captured by the website in exchange for giving the user access to enhanced or bonus content on the CD; and

          preventing piracy;

o Enforcement - As appropriate, we intend to protect and enforce its intellectual property against third parties that may be infringing upon the companies rights; and

o Licensing - We plan to license rights under our patents(s), and or rights to utilize specific patented applications to third parties. Currently the we are targeting potential licensees in the areas of advertising and promotion, film, music, video, television, education and travel, among others:

     The markets that we intend to pursue include educational and distance learning, entertainment (film, music and video areas), travel related marketing services, advertising, publishing, digital photography and real estate.

     There are four current licensees of this patent: (a) Digital Media Publishing Group; (b) Interactual Technologies, Inc.; (c) Sonic Solutions, Inc; and (d) NatCom, Inc.

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

COMPETITION

     We are subject to intense competition. The CD, DVD, software and Internet industries are highly competitive. Although we believe that the solutions we offer using our patent are highly valuable and useful, there are several alternatives available for the advertising and promotion of products and services. It is true that the precise process protected by our patent is exclusive insofar as it is protected under the United States patent law. However, it is possible that due to the wide use of both the Internet and rich-media there are other processes available that are similar to, but not covered under our patent, that may offer equally good functionality. Prospective clients may choose to license these similar solutions instead of ours. Additionally, although we intend to seek enforcement of our patent rights against infringers, there can be no assurance that we will be able to discover (and thereafter collect license fees from) every party who is utilizing our protected process. Moreover, our patent does not prohibit the utilization of the process outside of the United States.

     Our competitors range from small companies with limited resources to large companies with substantial financial, technical and marketing resources. Competitors with greater financial resources than us may be able to broaden their offerings, make greater investments in design and product development, undertake more extensive marketing campaigns, and adopt more aggressive pricing policies than the company. There can be no assurance that we will be able to respond effectively to market changes or to compete successfully in the future.

EMPLOYEES

     As of December 31, 2005, we employed 4 people on a full-time basis. Our success is highly dependent on our ability to attract and retain qualified employees. Competition for qualified employees remains intense in our industry. We believe that we can attract and retain qualified employees, but we cannot guarantee that we will be as successful. None of our employees are subject to collective bargaining agreements. We believe that our relationship with our employees is excellent.

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

ITEM 2.  DESCRIPTION OF PROPERTY

         We do not own any real property. Our corporate offices are located within two leased offices in a professional office suite complex at 950 South Pine Island Road, Suite A15-1094, Plantation, Florida. The term of our current lease runs through December 31, 2005, our rent is approximately $2,200 per month, and the property is in good condition. We use our corporate offices for all of our operations.

ITEM 3.  LEGAL PROCEEDINGS

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On January 12, 2005, the unanimous consent of the Board of Directors and a majority of the shareholders of record approved the adoption of our Equity Incentive Plan in accordance with the provisions of Section 228 of the Delaware Corporation Law. The action was approved by approximately 84% of the shareholders of record. An Information Statement describing such action was mailed to Shareholders.

On April 28, 2005, the unanimous consent of the Board of Directors and a majority of the shareholders of record approved the Amendment to the Certificate of Incorporation increasing the authorized Common Stock from 500,000,000 to 750,000,000 in accordance with the provisions of Section 228 of the Delaware Corporation Law. The action was approved by approximately 83% of the shareholders of record.

On April 28, 2005, the unanimous consent of the Board of Directors and a majority of the shareholders of record approved: (a) increasing the number of Directors on the Company's Board to four (4) Directors; and (b) the appointment of Jeffrey W. Sass, Michael R. Moore, and Adam Bauman as additional Directors of the Company, in accordance with the provisions of Section 228 of the Delaware Corporation Law. The action was approved by approximately 83% of the shareholders of record.

On May 17, 2005, the unanimous consent of the Board of Directors and a majority of the shareholders of record approved the Amendment to the Certificate of Incorporation changing the name of the company to Connected Media Technologies, Inc. in accordance with the provisions of Section 228 of the Delaware Corporation Law. The action was approved by approximately 83% of the shareholders of record.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

     Our common stock is traded on Over-The-Counter Bulletin Board under the symbol CNCM.OB. Our common stock became eligible for trading on December 31, 2004. Prior to that date our Company had not traded for at least the last two fiscal years. As of March 28, 2006, there were 341 registered holders of record of our common stock. During the period from January 1, 2005 through December 31, 2005, our stock traded as low as $ 0.02 per share and as high as $ 0.10 per share.

Period                   HIGH BID           LOW BID
------                   --------           -------

2005

First Quarter           $ .09               $.02
Second Quarter          $.065               $.03
Third Quarter           $.055              $.055
Fourth Quarter          $ .03               $.02

The above quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

DIVIDENDS

     We did not pay any cash dividends to stockholders during fiscal year 2005. The declaration of any future cash dividend will be at the discretion of our board of directors and will depend upon our earnings, if any, our capital requirements and financial position, our general economic conditions, and other pertinent conditions. It is our present intention not to pay any cash dividends in the foreseeable future, but rather to reinvest earnings, if any, in our business operations.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION RESULTS OF OPERATIONS FOR 2005 AND 2004

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

OUR BUSINESS

     On August 24, 2004, we, through a newly formed wholly owned subsidiary acquired, by merger, all of the assets and business of Trust Licensing, LLC. As consideration for the merger we issued 270,072,000 shares of our common stock, par value $.0001 per share representing approximately 93% of our issued and outstanding shares (after giving effect to a 1:10 reverse stock split.) The reverse merger was accompanied by a change in our Board of Directors, our management, and our business focus. Prior to the merger, we had not conducted regular business operations for several years; rather, our primary focus was seeking a business to acquire.

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

     We plan to leverage an existing patent portfolio and related intellectual property and technology in order to build a collection of licensees in the areas of entertainment content (film, music, video), education, advertising, travel and promotion. In addition to pursuing direct licensing royalty arrangements, we will also seek to enforce our existing issued patent and any subsequently issued or acquired issued patents against those that infringe. We may also actively incubate and/or acquire equity interests in select growth-oriented companies that can benefit from integration and utilization of our intellectual property. We may also seek to acquire additional patents and patent portfolios. Our initial core asset is United States Patent #6,101,534, "Interactive, Remote, Computer Interface System." The company's patent portfolio also includes:

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

     Since changing the Company's name to Connected Media Technologies, Inc. in May 2005, we have introduced a new website and have been developing sales and marketing materials. In addition, we are developing interactive demos and proof of concept technology for a variety of applications and solutions based on its patent(s). Applications of our patent that are currently being presented to potential licensees include:

o The "Connected MediAD" Promotional Tool: A method of combining the dynamic capabilities of the Internet with the high quality visual impact of rich media content stored locally on a CD, DVD, memory card, hard drive, or other digital storage platform.

o The Connected Companion Disc: A method of using a DVC, CD or other disc to supplement the content of a television program.

o The Connected Cross-Sell: A method of using the internet to create an upsell opportunity by "unlocking" pre-existing content on a dual disc or other DVD, CD-ROM, etc.

     We have begun to offer our technology to advertising agencies, marketing agencies, and interactive agencies. In addition, we are offering our technology to targeted content providers. In June 2005, we engaged a consultant as a commissioned sales agent in Los Angeles, California to pursue potential opportunities for us within the media and entertainment industry. In July, 2005, we entered into a license agreement with a marketing agency focused on presenting our technology to our contacts and customers in the government and travel sectors. We intend to continue to pursue similar relationships with additional consultants, sales agents, and agencies. Depending on the circumstances, we may offer our technology pursuant to a license, or as part of a turn-key solution.

     In 2004, we received $700,000 (classified as Other Income) from the settlement of a patent infringement litigation action that we initiated against a third party with respect to our core patent. As part of the settlement, the third party entered into a non-exclusive pre-paid license and agreed to acknowledge and identify our patent and the company, including a link to the Company's website, within certain of its software products.

APRIL 2005 FUNDING TRANSACTION

     On April 11, 2005, we entered into a Standby Equity Distribution Agreement with Cornell Capital Partners, LP ("Cornell"). Pursuant to the Standby Equity Distribution Agreement ("SEDA"), and subject to the terms and conditions contained therein, we may, at our discretion, periodically sell to Cornell shares of common stock for a total purchase price of up to $10.0 million. For each share of common stock purchased under the SEDA, Cornell will pay us 98% of the lowest volume weighted average price of our common stock as quoted by Bloomberg, LP on the Over-the-Counter Bulletin Board or other principal market on which our common stock is traded for the 5 days immediately following the notice date. Further, Cornell will retain 6% of each advance under the SEDA. In connection with the SEDA, Cornell received a fee including 3,800,000 shares of common stock of which 1,900,000 shares were issued on execution of the SEDA and 1,900,000 will be issued on the second installment (as defined below).

     Pursuant to the terms of a registration rights agreement, we are required to register the shares issued to Cornell as well as the shares to be issued pursuant to the SEDA within 40 days from the date of execution of the agreements and is required to have the registration statement declared effective 105 days from the date thereof. In the event that the registration statement is not filed or declared effective within these time limits, we may be subject to liquidated damages in the amount of $5,000 per month and may be deemed in default of the operative agreements.

     Pursuant to the SEDA, Cornell was also issued a warrant for 200,000 shares of our common stock. The warrant is exercisable for a period of two (2) years from the date of issuance, which is April 14, 2005. The exercise price per share under the warrant is $0.01 per share and the shares issuable upon exercise of the warrant are to be included in the registration statement.

     In connection with the SEDA, we entered into the Placement Agent Agreement with Monitor Capital, Inc. ("Monitor"). Pursuant to the Placement Agent Agreement, the Company paid a one-time placement agent fee of 200,000 shares of common stock equal to approximately $10,000 based on the market price of the common stock at the time of issuance. Monitor shall act on behalf of Cornell in connection with the sale of the shares of common stock issued to Cornell pursuant to the SEDA and the Cornell warrant.

     We also entered into an agreement with Knightsbridge Holdings, LLC whereby Knightsbridge will assist us in a variety of areas including, but not limited to financial, strategic and related developmental growth. The agreement runs for a term of six (6) months, starting April 1, 2005, and will continue on a month-to-month basis subject to a right to cancel upon thirty (30) days written notice. We are obligated to pay Knightsbridge a monthly retainer of $2,000.00 and also 4,441,000 shares of our common stock, which amount represents 1.5% of our issued and outstanding common stock on a fully diluted basis. Knightsbridge is also entitled to additional compensation in the future based upon any transactions that they bring to the Company.

     Simultaneous with the execution of the SEDA, we executed a Promissory Note in favor of Montgomery Equity Partners, Ltd. ("Montgomery") in the principal amount of $600,000. We plan on using the proceeds of the Note as bridge financing. The Note proceeds were received by the Company in two installments of $300,000. The first installment was due upon execution of the Note and was paid and the second installment was received by the Company two (2) days prior to the filing of the registration statement referred to above. The Note accrues interest at the rate of twenty-four (24%) percent per year and matures one (1) year from its issuance date. For the first six (6) months, we shall make payments of interest only. Thereafter, we shall make payments of principal and interest as set forth in the Note. Notwithstanding the foregoing, the first two
(2) payments of interest were deducted from the first installment payment and the second (2) months of interest were deducted from the second installment payment. The Note is secured by a first priority lien on all of our assets. As further security for our obligations under the Note, we pledged 60,000,000 shares of our common stock to Montgomery. In the Event of Default under the Note, Montgomery shall have the right to receive the pledged shares at a rate equal to three times the number of shares of the common stock to be necessary to effectuate repayment of the principal and accrued interest due and outstanding, from the pledged shares at the price per share equal to the closing bid price of our common stock, as quoted by Bloomberg, LP, on the date of issuance of the Note.

         COMPARISON OF RESULTS OF OPERATIONS FOR 2005 AND 2004

     We are a development stage company and remain in the very early stages of implementing our business plan. Nonetheless, we have already successfully generated other income and taken other actions to increase the value of our issued patent. Over time, our plan is to attempt to generate revenue from several sources as described above. We believe that if these potential revenue streams materialize in a timely and meaningful fashion, it will enable us to increase shareholder value. However, we do not believe that cash flow from operations alone will be sufficient to fund our activities in the next 12 months. As of December 31, 2005, we had total assets of approximately $ 14,972 ($ 1,408 of which is cash), and total liabilities of $ 1,899,640. As described below, we will need to obtain additional financing for us to both implement our plans and to continue as a going concern.

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

     We intend to generate and collect periodic royalty revenue in connection with licensing agreements associated with their intellectual property. Royalty revenue is recognized as it is earned. We recognize income from licensing of patents ratably over the lesser of the economic or legal life of any granted licenses. We have not recognized any royalty revenue or licensing revenue from the period of January 1, 2005 through December 31, 2005.

     The company recognizes other income from patent infringement claims when the claim is settled, whether by negotiation or litigation. We recognized no "other income" from the period of January 1, 2005 through December 31, 2005.

     Impairment of Long-Lived Assets. Our long-lived assets consist of patents (having a fair value of zero for GAAP purposes) and equipment. We review long-lived assets and certain identifiable assets related to those assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recoverable. If the undiscounted future cash flows of the long-lived assets are less that the carrying amount, their carrying amount is reduced to fair value and an impairment loss is recognized. None of our long-lived assets required an impairment charge during the twelve months ended December 31, 2005.

     Contingencies and Litigation. We record an accrual for contingencies and related liabilities such as litigation when an adverse outcome is probable and the amount of the potential liability can be reasonably estimated. We are not currently a party in any litigation nor are we subject to any such contingencies.

     Revenue. Our revenue was zero for the twelve months ended December 31, 2005 and for the same period in 2004.

     Other income. For the twelve months ended December 31, 2004, the company recognized $ 700,000 in other income resulting from the settlement of a civil action relating to one of the company's patents. No other income was recognized for the twelve months period ending December 31, 2005.

     Operating Expenses. Operating expenses for the twelve months ended December 31, 2005 was $1,437,060, compared to operating expenses of $ 815,735 for the same period in 2004. The increase in operating expenses results primarily from the following: increase in payroll (resulting from employment contracts with officers), professional fees incurred in connection with the merger and related public company filings, cost of recapitalization, and R&D and rent which did not exist in 2004. The increase in operating expenses was also due to the costs of filing a registration statement, developing prototypes, and actively pursuing licensees.

     Net Loss. Our net loss for the twelve months ended December 31, 2005 was $ 1,567,108, compared to net losses of $ 119,568 for the same period in 2004. The increase in net loss results primarily from increase in operating expenses and from the other income recognized in 2004.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 2005, we had $ 1,408 in cash and $2,500 in prepaid expenses. We have no other liquid assets. We have financed our activities to date primarily through financing from the Cornell and Montgomery transactions, and loans from, and loans secured by, related parties.

     We received an audit opinion for the fiscal year ended December 31, 2005 and for the fiscal year ended December 31, 2004 that includes a "going concern" risk, which raises substantial doubt regarding our ability to continue as a going concern. We are in development stage and do not believe that cash flow from operations will be sufficient to fund our activities over the next 12 months. Our ability to continue as a going concern is dependent upon obtaining additional capital and debt financing. Until we can generate sufficient cash flow from our operations (which we do not anticipate in the foreseeable future) we expect to finance future cash needs through private and public financings, including equity financings. We cannot be certain that additional funding will be available as needed, or upon terms that are favorable. In addition, we may need to curtail the implementation of our core business activities and plans if funding is not available.

CAPITAL EXPENDITURES AND COMMITMENTS

     We did not acquire a material amount of fixed assets during 2005 and currently do not plan to do so during the next fiscal year.

OFF-BALANCE SHEET ARRANGEMENTS

     We do not currently have any off-balance sheet arrangements.

SUBSEQUENT EVENTS

     On January 10, 2006, Michael Moore resigned from his position as a member of the Board of Directors of the Company. Such resignation was not due to any disagreements with the Company on any matter relating to the Company's operations, policies or practice. On March 6, 2006, Rafael J. Diaz-Balart was appointed to the Board of Directors of the Company to fill the vacancy created by the resignation of Michael Moore.

     On January 31, 2006 (the "SPA Effective Date"), we entered into a Stock Purchase Agreement and Share Exchange (the "Agreement") with Natcom Marketing International, Inc., a Puerto Rican based full-service marketing communications agency ("NMI"), and the NMI shareholders. The close of the transaction is subject to NMI completion of two years of audited financial statements and to the completion of each parties due diligence.

     NMI is focused on serving multi-national organizations, as well as emerging growth companies seeking to enter or expand in the U.S. Hispanic/Latin American markets. NMI uses the media as its main entry into the Hispanic and minority advertising space. To date, NMI has entered into a letter of intent to purchase a controlling interest in NewsProNet Interactive, LLC, an Atlanta based provider of converged media content solutions and interactive branding strategies for local broadcasters.

     The anticipated closing of the transaction will take place on or about April 30, 2006 (the "SPA Closing Date"). On the SPA Closing Date, the Company shall acquire all of the outstanding shares of NMI in exchange for a total of fifty percent (50%) of the issued and outstanding shares of our common stock. As additional consideration, on the SPA Closing Date, we will reserve up to $250,000 of the funding received by Montgomery Equity Partners, LP (as described below) for distribution to NMI to be used toward the acquisition of a majority interest in NewsProNet. On the SPA Closing Date, we will also provide funding to NMI for the payment of certain outstanding debts. Pursuant to the Agreement, on the SPA Closing Date, NMI will become our wholly owned subsidiary. The Agreement was approved by the unanimous consent of our Board of Directors on January 31, 2006.

     On January 31, 2006 (the "Closing Date"), we completed a financing agreement for $1,600,000 with Montgomery Equity Partners, Ltd. ("Montgomery"). Of such amount, the original principal amount of $600,000 was previously funded pursuant to a non-convertible Promissory Note dated April 14, 2005, $400,000 was funded on the Closing Date, $300,000 shall be funded Ninety (90) days from the closing and $300,000 shall be funded One Hundred Fifty (150) days from the closing. Under the terms of the agreement, we issued to Montgomery a secured convertible debenture in the amount of $718,000 which represents the original principal, interest and fees for the $600,000 previously funded as well as an additional secured convertible debenture in the amount of $400,000. Both convertible debentures have an interest rate of 14% and maturity dates of April 30, 2007, and are convertible into shares of our common stock at a conversion price equal to the lesser of (a) $0.04 or (b) seventy five percent (75%) of the lowest Closing Bid Price of the Common Stock, as quoted by Bloomberg, LP, of the ten (10) trading days immediately preceding the Conversion Date. The Conversion Price may be adjusted pursuant to the other terms of this Debenture.

     The Convertible Debentures are secured by a first priority lien on all of our assets. As further security for the Company's obligations under the Convertible Debentures, we executed an Amended and Restated Pledge Agreement, pursuant to which we re-pledged the 60,000,000 shares of our common stock to Montgomery that were originally pledged pursuant to the Note to Montgomery dated April 14, 2005.

     Pursuant to the funding transaction, Montgomery was also issued a warrant for 8,000,000 shares of the our common stock. The warrant is exercisable for a period of three years from the date of issuance, which is January 31, 2006. The exercise price per share under the warrant is $0.0001 per share and the shares issuable upon exercise of the warrant are to be included in the registration statement.

     Pursuant to the terms of a Registration Rights Agreement, we are required to register the shares underlying the Convertible Debentures, as well as the shares to be issued pursuant to the Warrant within 60 days from the Closing Date of the Stock Purchase Agreement with NMI and are required to have the registration statement declared effective 90 days from the date thereof. In the event that the registration statement is not filed or declared effective within these time limits, we may be subject to liquidated damages in the amount of 2% of the entire funding amount per month and may be deemed in default of the operative agreements.

     On January 31, 2006, we entered into a Purchase and Sale Agreement with Rothschild Trust Holdings, LLC (the "Trust") for the sale of certain issued and pending patents in exchange for the return of 13,241,223 shares of our common stock held by the Trust (the "Shares"). As additional consideration, the Trust granted tus a license to use the patents pursuant to the terms of a License and Royalty Agreement, which grants us a twelve month right of election to license the patents. If we exercise the right of election, the Trust shall grant us a two year exclusive license for the use of the patents that is renewable subject to performance, and the Trust shall receive 10% royalties on all gross receipts as defined in the License and Royalty Agreement.

     On January 31, 2006, the Company, the Trust, Montgomery, and David Gonzalez, as the Escrow Agent, entered into an Escrow Agreement, whereby the Trust agreed to place the Shares and we agreed to deposit royalties otherwise payable to the Trust into an escrow account held by the Escrow Agent until such time as royalties of $690,000 have been deposited into the escrow account or until Montgomery has been repaid and/or converted $690,000 of the Convertible Debentures. At such time, the Trust shall have 30 days to replace the Shares with $728,267.26 which shall be distributed to us in exchange for the Shares; otherwise, the Escrow Agent shall release the Shares to us and the royalties to the Trust.

     On January 31, 2006, we entered into a Termination Agreement with Cornell Capital Partners, LP ("Cornell") terminating the Standby Equity Distribution Agreement, Registration Rights Agreement, Escrow Agreement, and Placement Agent Agreement all of which are dated April 14, 2005. Pursuant to the terms of the Termination Agreement, Cornell retained the portion of the commitment fee consisting of 3,800,000 shares of common stock of the Company. Additionally, on the termination date, the Company issued to Cornell an additional 3,800,000 shares of common stock of the Company. Additionally, Cornell retained the Warrant dated April 14, 2005 for 150,000 shares of our common stock. The entire 7,600,000 shares issued to Cornell and the 150,000 shares underlying the warrant shall have "piggy-back" registration rights. In connection with the termination of the SEDA and related documents, we withdrew the registration statement with the Securities and Exchange Commission, which was originally filed on June 6, 2005.

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

In addition to those risks cited in the Company's prior filings, the following are additional risk factors to which the Company desires to draw your attention:

We have had a history of operating losses. The company has a history of operating losses and there is no guarantee the company will be able to achieve a positive operating income in the future and, if achieved, sustain such positive operating income. For the period July 19, 2001 (inception) to December 31, 2005, the company had a net loss of $ 1,989,734. Accordingly, an investment in the company is extremely speculative in nature and involves a high degree of risk.

We are a development stage company and have a limited operating history. We are a development stage company and have a limited income history from the licensing of our technology. While the company has generated in excess of $700,000 in other income, we have not had any revenue from royalties or licensing of the patent[s] which we hold, and there can be no assurance that we will be able to generate income or achieve profitability in the future from our intended operations. If profitability is achieved there is no assurance that it can be sustained. We anticipate that creating and marketing new technology will require additional expenditures. Accordingly, an investment in us is extremely speculative in nature and involves a high degree of risk.

Our technology, and the law governing such technology, is subject to rapid change. Our issued and pending patents and main business activity involves CD, DVD, Internet and other computer technologies. These are areas that have experienced and are expected to continue to experience rapid changes. Companies that have not kept up with these changes have been adversely impacted. There is no assurance that management will be able to keep up with these changes and failure to do so may have a material adverse effect on operations. In addition, given that the company's business is premised largely upon the creation, maintenance and enforcement of intellectual property rights, any changes in the applicable laws with respect to the maintenance and enforcement of intellectual property rights could have a material adverse impact on us.

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

We are subject to intense competition. The CD, DVD, software and Internet industries are highly competitive. Our competitors range from small companies with limited resources to large companies with substantial financial, technical and marketing resources. Competitors with greater financial resources than us may be able to broaden their offerings, make greater investments in design and product development, undertake more extensive marketing campaigns, and adopt more aggressive pricing policies than the company. There can be no assurance that the company will be able to respond effectively to market changes or to compete successfully in the future.

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

We need additional financing and if we are unable to raise the capital necessary, we may be forced to abandon or curtail our business plan or operations. As of December 31, 2005, the company had a working capital deficit (current assets less current liabilities) of $ 1,895,732. We do not have any continual commitments or identified sources of additional capital from third parties or from its officers, directors or majority shareholders. There is no assurance that additional financing will be available on favorable terms, if at all.

Our auditors have expressed an opinion that there is substantial doubt about our ability to continue as a going concern. In its report dated March 17, 2006, Salberg & company, P.A. expressed an opinion that there is substantial doubt about our ability to continue as a going concern. As discussed in the accompanying unaudited consolidated financial statements, for the fiscal year ending December 31, 2005, the company had no revenues, a net loss of $ 1,567,108, cash used in operations of $ 668,368, a working capital deficiency of $ 1,895,732, a stockholder's deficiency of $ 1,884,668, and an accumulated deficit during the development stage of $ 1,989,734. For the immediately preceding fiscal year ending December 31, 2004, the company had no revenues, a net loss of $ 119,568, cash provided by operations of $ 8,907, a working capital deficiency of $ 497,084, a stockholder's deficiency of $ 487,221 and a deficit accumulated during development state of $ 422,626. If we are unable to continue as a going concern, you may lose your entire investment.

There is a limited public market for our common stock and stockholders may be unable to liquidate their shares. Our shares are listed on the Over-the-Counter Bulletin Board, and there is a limited volume of sales, thus providing a limited liquidity into the market for our shares. As a result of the foregoing, stockholders may be unable to liquidate their shares.

We are reliant on key personnel and if we lose any of our key employees, it could have a material adverse effect on our business and operations. Our success depends largely on highly skilled personnel. We rely heavily upon personnel having skills in areas such as determining the validity of intellectual property, maintaining intellectual property, identifying infringing parties, developing and commercializing the company's intellectual property, and general operations. The loss of the services of any key personnel could adversely affect us.

We may not be able to manage growth effectively and our business, results of operations and financial condition could be adversely affected. The company's growth is expected to place a significant strain on the company's managerial, operational and financial resources. There can be no assurance that the company's systems, procedures or controls will be adequate to support the company's operations or that the company's management will be able to achieve the rapid execution necessary to unsuccessfully implement its business plan. If the company is unable to manage growth effectively, the company's business, results of operations and financial condition will be adversely affected.

Even if there is a market for our common stock, our stock price may be volatile. Even if there is a market for our shares, we anticipate that such market would be subject to wide fluctuations in response to several factors, including, but not limited to: (1) actual or anticipated variations in our results of operations; (2) our ability or inability to generate new revenues; (3) our ability or inability to attract additional investment; and (4) increased competition. Our shares are traded on the over-the-counter Bulletin Board. In recent years the stock market in general has experienced extreme price fluctuations that have oftentimes have been unrelated to the operating performance of the affected companies. Similarly, the market price of our shares may fluctuate significantly based upon factors unrelated or disproportionate to our operating performance. These market fluctuations, as well as general economic, political and market conditions may adversely affect the market price of our shares.

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

We are subject to price volatility due to our operations materially fluctuating; as a result, any quarter-to-quarter comparisons in our financial statements may not be meaningful. As a result of the evolving nature of the markets in which we compete, as well as the current nature of the public markets and our current financial condition, we believe that our operating results may fluctuate materially, as a result of which quarter-to-quarter comparisons of our results of operations may not be meaningful. If in some future quarter, whether as a result of such a fluctuation or otherwise, our results of operations fall below the expectations of securities analysts and investors, the trading price of our common stock would likely be materially and adversely affected. You should not rely on our results of any interim period as an indication of our future performance. Additionally, our quarterly results of operations may fluctuate significantly in the future as a result of a variety of factors, many of which are outside our control. Factors that may cause our quarterly results to fluctuate include, among others:

o        our ability to retain existing clients and customers;

o        our ability to attract new clients and customers at a steady rate;

o        our ability to maintain client satisfaction;

o        the extent to which our products gain market acceptance;

o        the timing and size of client and customer purchases;

o        introductions of products and services by competitors;

o        price competition in the markets in which we compete;

o        our ability to attract, train, and retain skilled management;

o        the amount and timing of operating costs and capital expenditures relating to the expansion of our business, operations, and infrastructure; and

o        general economic conditions and economic conditions specific to licensing.

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

ITEM 7.  FINANCIAL STATEMENTS.


             Report of Independent Registered Public Accounting Firm

To the Board of Directors of:
     Connected Media Technologies, Inc.
     (A Development Stage Company)

We have audited the accompanying consolidated balance sheet of Connected Media Technologies, Inc. and Subsidiaries (a development stage company) as of December 31, 2005 and the related consolidated statements of operations, changes in stockholders' deficiency and cash flows for the years ended December 31, 2005 and 2004 and for the period from July 19, 2001 (inception) to December 31, 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the consolidated financial position of Connected Media Technologies, Inc. and Subsidiaries (a development stage company) as of December 31, 2005, and the consolidated results of their operations, changes in stockholders' deficiency and cash flows for the years ended December 31, 2005 and 2004, and for the period from July 19, 2001 (inception) to December 31 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 9 to the consolidated financial statements, the Company has no revenues, a net loss of $1,567,108 and cash used in operations of $668,368 in 2005, and a working capital deficiency of $1,895,732, a stockholders' deficiency of $1,884,668 and a deficit accumulated during development stage of $1,989,734 at December 31, 2005. In addition, there was a default on certain note principal and interest payments after December 31, 2005. These factors raise substantial doubt about its ability to continue as a going concern. Management's plan in regards to these matters is also described in Note 9. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.




SALBERG & COMPANY, P.A.
Boca Raton, Florida
March 17, 2006


               Connected Media Technologies, Inc. and Subsidiaries
                          (A Development Stage Company)
                           Consolidated Balance Sheet
                               December 31, 2005


                                 ASSETS

Current Assets
  Cash                                                                     $             1,408
  Prepaid expenses                                                                       2,500
                                                                             ------------------
Total Current Assets                                                                     3,908
                                                                             ------------------

Office equipment, net of $23,762 accumulated depreciation                               11,064

                                                                             ------------------
Total Assets                                                               $            14,972
                                                                             ==================

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
  Accounts payable                                                         $           123,407
  Accounts payable - related parties                                                   184,491
  Accrued expenses                                                                      65,645
  Accrued compensation - officers                                                      389,645
  Accrued payroll taxes payable                                                         16,146
  Accrued interest payable - related party                                              10,766
  Accrued interest payable                                                              59,165
  Line of credit                                                                       248,375
  Note payable - related party                                                         202,000
  Note payable                                                                         600,000
                                                                             ------------------
Total Current Liabilities                                                            1,899,640
                                                                             ------------------


Total Liabilities                                                                    1,899,640
                                                                             ------------------

Commitments and Contingencies (See Note 8)

Stockholders' Deficiency
  Preferred stock,  $0.0001 par value; 10,000,000 shares authorized,
    none issued  and outstanding                                                             -
  Common stock,  $0.0001 par value; 750,000,000 shares authorized,
    302,507,663 shares issued 300,507,663 outstanding                                   30,251
  Additional paid-in capital                                                           359,984
  Deficit accumulated during the development stage                                  (1,989,734)
                                                                             ------------------
                                                                                    (1,599,499)
                                                                             ------------------
  Less:  Deferred equity line commitment fee                                          (134,417)
  Less:  Deferred compensation                                                          (1,709)
  Less:  Deferred consulting                                                           (14,043)
  Less:  Treasury stock (2,000,000 shares at cost)                                    (135,000)
                                                                             ------------------
Total Stockholders' Deficiency                                                      (1,884,668)
                                                                             ------------------

Total Liabilities and Stockholders' Deficiency                             $            14,972
                                                                             ==================


               Connected Media Technologies, Inc. and Subsidiaries
                          (A Development Stage Company)
                      Consolidated Statements of Operations


                                                                                                For the
                                                                                              Period from
                                                                   Year ended                July 19, 2001
                                                                  December 31,              (Inception) to
                                                                2005           2004       December 31, 2005
                                                          -------------    -------------    -------------
Revenue                                                   $          --    $          --    $          --
                                                          -------------    -------------    -------------

Operating Expenses
Payroll, contract services and stock based compensation         606,918          369,543          976,461
Professional fees                                               455,079          258,686          932,812
Research and development                                         27,977           30,194           58,171
Rent                                                             26,151           19,255           45,406
Depreciation                                                      7,014            9,398           29,619
Costs of recapitalization                                            --           62,217           62,217
Equity line commitment fee expense                              104,356               --          104,356
General and administrative                                      209,565           66,442          290,546
Impairment loss                                                      --               --           61,265
                                                          -------------    -------------    -------------
Total Operating Expenses                                      1,437,060          815,735        2,560,853
                                                          -------------    -------------    -------------

Loss from Operations                                         (1,437,060)        (815,735)      (2,560,853)

Other Income (Expense)
Other income                                                         --          700,000          705,000
Interest expense - related party                                 (8,023)          (2,563)         (10,586)
Interest expense                                               (122,025)          (1,270)        (123,295)
                                                          -------------    -------------    -------------
Total Other Income (Expense), net                              (130,048)         696,167          571,119
                                                          -------------    -------------    -------------

Net Loss                                                  $  (1,567,108)   $    (119,568)   $  (1,989,734)

Net Income (Loss) Per Share  - Basic and Diluted          $       (0.01)   $          --            (0.01)
                                                          =============    =============    =============

Weighted average number of shares outstanding
  during the period - basic and diluted                     298,015,773      277,901,150      278,089,705
                                                          =============    =============    =============



               Connected Media Technologies, Inc. and Subsidiaries
                          (A Development Stage Company)
          Consolidated Statement of Changes in Stockholders' Deficiency
            Years ended December 31, 2005 and 2004 and for the period
              from July 19, 2001 (inception) to December 31, 2005

                                                                          Additional   Deferred Equity
                                                    Common Stock           Paid-in     Line Commitment  Deferred       Deferred
                                                  Shares        Amount     Capital          Fee         Compensation  Consulting
                                                 -----------  -----------  -----------   -----------   -----------   -----------
Issuance to founders                             270,072,000  $    27,007  $    (7,007)  $        --            --   $        --

Net loss, 2001                                            --           --           --            --            --            --
                                                 -----------  -----------  -----------   -----------   -----------   -----------

Balance, December 31, 2001                       270,072,000       27,007       (7,007)           --            --            --

Net loss, 2002                                            --           --           --            --            --            --
                                                 -----------  -----------  -----------   -----------   -----------   -----------

Balance, December 31, 2002                       270,072,000       27,007       (7,007)           --            --            --

Net loss, 2003                                            --           --           --            --            --            --
                                                 -----------  -----------  -----------   -----------   -----------   -----------

Balance, December 31, 2003                       270,072,000       27,007       (7,007)           --            --            --

Deemed issuance including treasury shares         22,328,000        2,233       (2,233)           --            --            --

Recapitalization (net equity at reverse
 merger date)                                             --           --          405            --            --            --

Shares issued in exchange for consulting fees      1,666,666          167       49,833            --            --            --

Net loss, 2004                                            --           --           --            --            --            --
                                                 -----------  -----------  -----------   -----------   -----------   -----------

Balance, December 31, 2004                       294,066,666       29,407       40,998            --            --            --

Stock issued for consulting services               4,441,000          444      132,786            --            --       (66,615)

Amortization of deferred consluting                       --           --           --            --            --        66,615

Stock issued for placement agent fee                 200,000           20        5,980            --            --            --

Stock issued for equity line commitment            3,800,000          380      115,520            --            --            --

Deferred equity line commitment fee                       --           --           --      (205,265)           --            --

Amortization of deferred equity line
commitment fee                                            --           --           --        70,848            --            --

Warrants issued on equity line commitment                 --           --        4,364            --            --            --

Recognition of stock based compensation expense
 under graded vesting                                     --           --       29,726            --            --            --

Grant of stock options - compensation                     --           --        4,103            --        (3,761)           --

Amortization of deferred compensation                     --           --           --            --         2,052            --

Grant of stock options - consulting                       --           --       26,507            --            --       (21,005)

Amortization of deferred consulting                       --           --           --            --            --         6,962

Net loss, 2005                                            --           --           --            --            --            --
                                                 -----------  -----------  -----------   -----------   -----------   -----------

Balance, December 31, 2005                       302,507,666  $    30,251  $   359,984   $  (134,417)  $    (1,709)  $   (14,043)
                                                 ===========  ===========  ===========   ===========   ===========   ===========




                                           Deficit accumulated
                                               during the        Treasury
                                            development stage      Stock           Total
                                                 -----------   -----------   -----------

Issuance to founders                                      --   $        --        20,000

Net loss, 2001                                       (47,059)           --       (47,059)
                                                 -----------   -----------   -----------

Balance, December 31, 2001                           (47,059)           --       (27,059)

Net loss, 2002                                       (78,194)           --       (78,194)
                                                 -----------   -----------   -----------

Balance, December 31, 2002                          (125,253)           --      (105,253)

Net loss, 2003                                      (177,805)           --      (177,805)
                                                 -----------   -----------   -----------

Balance, December 31, 2003                          (303,058)           --      (283,058)

Deemed issuance including treasury shares                 --      (135,000)     (135,000)

Recapitalization (net equity at reverse
 merger date)                                             --            --           405

Shares issued in exchange for consulting fees             --            --        50,000

Net loss, 2004                                      (119,568)           --      (119,568)
                                                 -----------   -----------   -----------

Balance, December 31, 2004                          (422,626)     (135,000)     (487,221)

Stock issued for consulting services                      --            --        66,615

Amortization of deferred consluting                       --            --        66,615

Stock issued for placement agent fee                      --            --         6,000

Stock issued for equity line commitment                   --            --       115,900

Deferred equity line commitment fee                       --            --      (205,265)

Amortization of deferred equity line
commitment fee                                            --            --        70,848

Warrants issued on equity line commitment                 --            --         4,364

Recognition of stock based compensation expense
 under graded vesting                                     --            --        29,726

Grant of stock options - compensation                     --            --           342

Amortization of deferred compensation                     --            --         2,052

Grant of stock options - consulting                       --            --         5,502

Amortization of deferred consulting                       --            --         6,962

Net loss, 2005                                    (1,567,108)           --    (1,567,108)
                                                 -----------   -----------   -----------

Balance, December 31, 2005                       $(1,989,734)  $  (135,000)  $(1,884,668)
                                                 ===========   ===========   ===========



               Connected Media Technologies, Inc. and Subsidiaries
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows


                                                                                              For the
                                                                                            Period from
                                                                    Year Ended             July 19, 2001
                                                                   December 31,           (Inception) to
                                                                 2005         2004       December 31, 2005
                                                              -----------  ----------- ----------------------
Cash Flows From Operating Activities:
Net (Loss)                                                  $ (1,567,108)  $ (119,568)  $         (1,989,734)
Adjustments to reconcile net (loss) to net cash
  Provided by (Used in) operations:
Depreciation                                                       7,014        9,398                 29,619
Stock issued for services                                          6,000       50,000                 56,000
Recognition of stock based compensation for prior
 employee stock option grant                                      29,726            -                 29,726
Recognition of equity line commitment fee expense                 70,848            -                 70,848
Recognition of deferred compensation                               2,394            -                  2,394
Recognition of deferred consulting                               145,694            -                145,694
Impairment loss - patent and trademark                                 -            -                 61,265

Changes in operating assets and liabilities:
(Increase) Decrease
  Prepaid Expenses                                                (2,500)           -                 (2,500)
Increase (Decrease)
  Accounts payable                                                97,260     (114,477)               123,406
  Accounts payable - related party                               136,792       47,699                184,491
  Accrued expenses                                                55,000       10,645                 65,645
  Accrued compensation - officers                                285,544      104,101                389,645
  Accrued payroll taxes payable                                   (1,130)      17,276                 16,146
  Accrued interest payable - related party                         8,203        2,563                 10,766
  Accrued interest payable                                        57,895        1,270                 59,165
                                                              -----------  ----------- ----------------------
Net Cash Provided by (Used In) Operating Activities             (668,368)       8,907               (747,424)
                                                              -----------  ----------- ----------------------

Cash Flows From Investing Activities:
  Purchase of equipment                                           (8,215)     (11,576)               (40,683)
  Patent and trademark cost disbursements                              -            -                (61,265)
  Advance to related party                                             -      (20,000)               (20,000)
  Loan repayment from related party                               20,000            -                 20,000
  Cash acquired in recapitalization                                    -          405                    405
                                                              -----------  ----------- ----------------------
Net Cash Provided By (Used In) Investing Activities               11,785      (31,171)              (101,543)
                                                              -----------  ----------- ----------------------


Cash Flows From Financing Activities:
  Proceeds from issuance of common stock                               -            -                 20,000
  Proceeds from promissory notes                                 600,000            -                600,000
  Equity line commitment fee disbursement                        (85,000)           -                (85,000)
  Proceeds from related party notes                               42,000      190,000                232,000
  Repayments of related party notes                              (30,000)    (266,000)               (30,000)
  Recapitalization consideration paid for treasury shares              -     (135,000)              (135,000)
  Proceeds from line of credit                                    97,000      151,375                248,375
  Proceeds from related party loans                                    -      110,000                266,000
  Repayments of related party loans                                    -            -               (266,000)
                                                              -----------  ----------- ----------------------
Net Cash Provided by Financing Activities                        624,000       50,375                850,375
                                                              -----------  ----------- ----------------------

Net (Decrease)Increase in Cash                                   (32,583)      28,111                  1,408

Cash at Beginning of Period                                       33,991        5,880                      -
                                                              -----------  ----------- ----------------------

Cash at End of Period                                       $      1,408   $   33,991   $              1,408
                                                              ===========  =========== ======================

Supplemental disclosure of cash flow information:

Cash paid for interest                                      $     14,420   $        -   $             14,420
                                                              ===========  =========== ======================
Cash paid for taxes                                         $          -   $        -   $      -           -
                                                              ===========  =========== ======================

Supplemental disclosure of Non-Cash Investing and Financing Activities:

Common stock issued for compensation                        $      4,103   $        -   $              4,103
                                                              ===========  =========== ======================
Common stock issued for consulting services                 $    158,901   $        -   $            158,901
                                                              ===========  =========== ======================
Deferred equity line commitment fee                         $    120,264   $        -   $            120,264
                                                              ===========  =========== ======================


               Connected Media Technologies, Inc. and Subsidiaries
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                                December 31, 2005

Note 1            Nature of Operations and Summary of Significant Accounting
                  Policies
                  --------------------------------------------------------------

         (A)      Nature of Business

         Trust Licensing, LLC ("TLLLC") was formed as a Florida limited liability corporation on July 19, 2001. On August 24, 2004, the company entered into a transaction that was treated as a recapitalization with a publicly held shell known as New Mountaintop Corporation ("NMC"). NMC was incorporated in Delaware on December 11, 1989. On August 23, 2004, NMC formed a wholly owned subsidiary named Trust Licensing, Inc. ("TLI") (legal acquirer), a Florida corporation, which TLLLC was merged into in a transaction treated as a recapitalization of TLLLC. (See Note 6(B) regarding recapitalization.) In connection with the reverse merger, NMC changed its name to Trust Licensing, Inc. Subsequently, in early May 2005 the company was advised by the Secretary of State of Delaware that the State had failed to notify the company that the use of the word "Trust" in its corporate name was inconsistent with the applicable provisions of the Delaware Banking Law and requested that the company change its name. Therefore, on May 18, 2005, the company changed its name to Connected Media Technologies, Inc.

         Subsequently, effective March 28, 2005, the company received by assignment, at zero cost (in an unrelated transaction), all of the issued and outstanding shares of Connected Media, Inc., an inactive California corporation with no assets or liabilities. The California Corporation had been formed by a third party in anticipation of a transaction with the company, which was never consummated. The company received this assignment in connection with the decision to change its corporate name. There was no accounting effect to this transaction. On May 18, 2005, the parent corporation changed its name to Connected Media Technologies, Inc.

         Currently, the consolidated company consists of the parent corporation, Connected Media Technologies, Inc., its wholly owned subsidiary Trust Licensing, Inc., a Florida corporation, and the wholly owned inactive subsidiary Connected Media, Inc., a California corporation. For purposes of clarity, the consolidated entity consisting of the parent and the wholly owned subsidiaries are hereafter collectively referred to as the "company."

         The company is a technology and intellectual property company that designs technology concepts with a wide range of potential commercial applications. Currently the company owns two issued patent, #6,101,534 ("#534 Patent") (see Notes 2, 8(A) and 9) and a second patent entitled "A Media Valuation System", #6,952,697, which was issued in October 2005. The company intends to license various technologies pursuant to the #534 Patent and the second patent. In addition to direct licensing royalty arrangements it intends to enter into, the company has also enforced its rights pertaining to the #534 Patent, and may do so with other patents that are issued to it.

         Activities during the development stage include acquisition of debt and equity-based financing, acquisition of and creation of intellectual properties and certain research and development activities to improve current technological concepts.

               Connected Media Technologies, Inc. and Subsidiaries
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                                December 31, 2005

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

         (C)      Use of Estimates

         In preparing financial statements, management is required to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the periods presented. Actual results may differ from these estimates.

         Significant estimates during 2005 and 2004 and from July 19, 2001 (inception) to December 31, 2005 include depreciable lives on equipment, valuation of intangible assets and valuation allowance for deferred tax assets.

         (D)      Cash and Cash Equivalents

         For the purpose of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

         (E)      Concentrations

         The Company maintains its cash in bank deposit accounts, which, at times, exceed federally insured limits. As of December 31, 2005, the Company did not have any deposits in excess of federally insured limits. The Company has not experienced any losses in such accounts through December 31, 2005.

         The Company has two patents available for licensing as of December 31, 2005. (See Note 1(A) and 2).

         (F)      Equipment

         Equipment is stated at cost, less accumulated depreciation. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation is provided using the 200% double declining balance method over the estimated useful lives of the assets, which is five years. Total cost of equipment as of December 31, 2005 is $34,826 less accumulated depreciation of $23,762. Depreciation expense for the years ended December 31, 2005 and 2004 and from July 19, 2001 (inception) to December 31, 2005 was $7,014, $9,398 and $29,619,
         respectively.

               Connected Media Technologies, Inc. and Subsidiaries
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                                December 31, 2005

         (G)      Long-Lived Assets

         The company reviews long-lived assets and certain identifiable assets related to those assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recoverable. If the undiscounted future cash flows of the long-lived assets are less that the carrying amount, their carrying amount is reduced to fair value and an impairment loss is recognized. During the year ended December 31, 2005 and 2004, and for the period from July 19, 2001 (inception) to December 31, 2005, the company recognized an impairment loss of $0, $0, and $61,265, respectively. The impairment losses are related to previously capitalized amounts relating to the #534 Patent (See Notes 2, 7 and 8(A)).

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

         The company intends to generate and collect periodic royalty revenue in connection with licensing agreements associated with its intellectual property. Royalty revenue is recognized as it is earned. The company did not recognize any royalty revenue for the year ended December 31, 2005 or 2004 or for the period from July 19, 2001 (inception) to December 31, 2005.

         The company recognizes income from licensing of patents ratably over the lesser of the economic or legal life of any granted licenses. The company did not recognize any licensing revenue for the year ended December 31, 2005, and 2004 or for the period from July 19, 2001 (inception) to December 31, 2005.

         The company recognizes "other income" from patent infringement claims when the claim is settled, whether by negotiation or litigation. The company recognized no "other income" for the year ended December 31, 2005 or 2004, and $705,000 of "other income" for the period from July 19, 2001 (inception) to December 31, 2005. (See Note 8(A) and below).

         During the year ended December 31, 2002, the company recognized $5,000 as a component of "other income". The source of this income came from what resulted in a settlement between the company and an unrelated third party relating to the #534 Patent. There were no continuing commitments in connection with this settlement. During the year ended December 31, 2004, $700,000 was recognized from a patent infringement claim related to the # 534 Patent (See Note 8 (A)).

         (I)      Net Loss Per Share

         In accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share", basic earnings per share is computed by dividing the net income (loss) less preferred dividends for the period by the weighted average number of shares outstanding. Diluted earnings per share is computed by dividing net income (loss) less preferred

               Connected Media Technologies, Inc. and Subsidiaries
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                                December 31, 2005


         dividends by the weighted average number of shares outstanding including the effect of share equivalents. At December 31, 2005 there were 3,500,000 options outstanding ("Issued Options") and 200,000 warrants outstanding ("Issued Warrants") that could potentially dilute future earnings per share (See Note 6(D)). For the period from July 19, 2001 (inception) to December 31, 2005, the 3,500,000 Issued Options and 200,000 Issued Warrants represented the only common share equivalents which could potentially dilute future earnings per share. The effect of these common stock equivalents is anti-dilutive since the company reflects a net loss.

         (J)      Stock Based Compensation

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

         In December 2004, the FASB issued SFAS No. 123 ("SFAS 123") (revised
         2004) "Share-Based Payment" (SFAS 123R"). This Statement requires that the cost resulting from all share-based transactions be recorded in the financial statements. The Statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement in accounting for share-based payment transactions with employees. The Statement also establishes fair value as the measurement objective for transactions in which an entity acquires goods or services from non-employees in share-based payment transactions. The Statement replaces SFAS 123 "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25 "Accounting for Stock Issued to Employees". At December 31, 2005, the company adopted the provisions of SFAS No. 123R.

         See Note 6 for valuations pursuant to SFAS 123R.

         (K)      Research and Development Costs

         Pursuant to SFAS No. 2, "Research and Development Costs" ("SFAS 2"), disbursements are expensed as incurred. Research and development expense for the years ended December 31, 2005 and 2004, was $27,977 and $30,194, respectively, and $58,171 for the period from July 19, 2001 (inception) to December 31, 2005.

         (L)      Income Taxes

         For the period from July 19, 2001 (inception) to August 24, 2004, TLLC was taxed as a partnership and was not subject to federal and state income taxes; accordingly, no provision had been made.

               Connected Media Technologies, Inc. and Subsidiaries
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                                December 31, 2005

         On August 24, 2004, effective with the reverse triangular merger and the change in legal entity from a limited liability corporation to a C-Corporation, the Company accounts for income taxes under the Financial Accounting Standards No. 109 "Accounting for Income Taxes" ("Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period, which includes the enactment date. (See Note 10).

         (M)      New Accounting Pronouncements

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

         In December 2004, the FASB issued SFAS 123 (revised 2004) "Share-Based Payment". This Statement requires that the cost resulting from all share-based transactions be recorded in the financial statements. The Statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement in accounting for share-based payment transactions with employees. The Statement also establishes fair value as the measurement objective for transactions in which an entity acquires goods or services from non-employees in share-based payment transactions. The Statement replaces SFAS 123 "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25 "Accounting for Stock Issued to Employees". The provisions of this Statement was effective for the Company beginning with its fiscal year ending 2005.

         In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" ("SFAS 154"). This statement replaces APB Opinion No. 20 "Accounting Changes" and FASB Statement No. 3 "Reporting Accounting Changes in Interim Financial Statements". SFAS 154 applies to all voluntary changes in accounting principle and to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period specific effects or the cumulative effect of the change. When it is impracticable to determine the period specific effects of an accounting change on one or more individual prior periods presented, this SFAS requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which

               Connected Media Technologies, Inc. and Subsidiaries
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                                December 31, 2005

         retrospective application is practicable and that a corresponding adjustment be made to the opening balance of equity or net assets for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, this SFAS requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. The Company adopted this SFAS as of January 1, 2006. There is no current impact on the Company's financial statements with the adoption of this FASB.

Note 2            Patents

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

On August 13, 2001, the #534 Patent was validly assigned from the individual/promoter to Trust I and then simultaneously assigned from Trust I to TLLLC. Subsequently, all costs incurred and paid by the company were initially capitalized. Pursuant to SFAS No. 144, management is unable to predict positive future cash flows that can be generated from patent #534 and could not assess a non-zero fair value of the patent. Pursuant to SFAS No. 144, as discussed above, all costs were considered non-recoverable and the company charged the statement of operations for the related impairment loss.

The impairment losses are as follows:

         July 19, 2001 (inception) to December 31, 2001          $  17,014
         Year ended December 31, 2002                            $  39,181
         Year ended December 31, 2003                            $   5,070
         Year ended December 31, 2004                            $       -
         Year ended December 31, 2005                            $       -
                                                                 ---------
         Total impairment loss                                   $  61,265
                                                                 ==========

Note 3            Loans Receivable and Payable, Related Parties
                  ---------------------------------------------

Prior to the reverse merger, TLLLC was owned by Trust III, TLLLC's Founder (who is also the company's Chairman), the company's current Chief Executive Officer, and the company's current Executive Vice President. As previously noted, the primary beneficiary of Trust III is the company's Founder. From July 19, 2001 (Inception) up until time of the August 2004 reverse merger (described in Note
1), Trust III and a separate Trust directly related to the company's Chairman advanced working capital to TLLLC. Total advances were as follows:

         July 19, 2001 (inception) to December 31, 2001          $  20,000
         Year ended December 31, 2002                            $ 107,000
         Year ended December 31, 2003                            $  29,000
         Year ended December 31, 2004                            $ 110,000
         Total pre-reverse merger advances from
         Trusts directly related to the company's Chairman       $ 266,000
                                                                 =========

               Connected Media Technologies, Inc. and Subsidiaries
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                                December 31, 2005

All $266,000 of these advances were repaid in full on June 7, 2004 (See Note 7).

Note that these "advances" do not include amounts borrowed from Trust III pursuant to certain Notes Payable. Notes Payable to Trust III are detailed in "Notes Payable, Related Party and Accrued Interest Payable, Related Party" in
Note 4.

$20,000 was advanced by the company to Trust III on June 7, 2004. The full $20,000 was repaid to the company on February 22, 2005 (See Note 7).

All advances to and from the entities mentioned above were non-interest bearing, unsecured and due on demand.

Note 4            Notes Payable, Related Party and Accrued Interest Payable,
                  Related Party
                  ----------------------------------------------------------

On August 24, 2004, the company issued a note payable for $165,000 to TLLLC for an original term of nine months bearing interest at the annual rate of 4%. The borrowing was unsecured. These funds were used in connection with the reverse triangular merger in order to acquire NMC (a public shell) (see Note 6(B)). During the year ended December 31, 2004, the entire $165,000 was charged to capital as costs of recapitalization. Of the $165,000 borrowed, $135,000 was paid to NMC's former sole officer and director to acquire NMC and the remaining $30,000 represented a finder's fee paid to an unrelated third party who arranged for the transaction. On May 16, 2005, the maturity date of this note was extended to December 9, 2005 pursuant to a Loan Extension Agreement by and between the Company and Trust III dated May 16, 2005 ("Loan Extension Agreement"); the extension provides for the same terms currently in force under the original debt agreement. On January 31, 2006, the maturity date of this note was extended again to December 9, 2006 pursuant to a Loan Extension Agreement by and between the Company and Trust III dated January 31, 2006; the extension provides for the same terms currently in force under the original debt agreement. At December 31, 2005, $165,000 remains outstanding. Related accrued interest payable was $8,932.

On October 8, 2004, TLI issued a note payable for $25,000 to Trust III for an original term of nine months bearing interest at the annual rate of 4%. The borrowing was unsecured. The company used these funds in connection with its general operations. On May 16, 2005, the maturity date of this note was extended to December 9, 2005 pursuant to the Loan Extension Agreement; the extension provides for the same terms currently in force under the original debt agreement. On January 31, 2006, the maturity date of this note was extended again to December 9, 2006 pursuant to a Loan Extension Agreement by and between the Company and Trust III dated January 31, 2006; the extension provides for the same terms currently in force under the original debt agreement. At December 31, 2005, $25,000 remains outstanding. Related accrued interest payable was $1,230.

On March 9, 2005, the company entered into a line of credit arrangement to borrow up to an additional $55,000 from Trust III. This borrowing was originally secured, but the security interest was terminated via Termination Agreement dated March 21, 2005. The line of credit arrangement is evidenced by the issuance of a Promissory Note/Line of Credit. The note bears interest at 10% per

               Connected Media Technologies, Inc. and Subsidiaries
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                                December 31, 2005

annum and was originally payable at the earliest of the company receiving a bridge loan or equity investment that nets proceeds to the company of at least $300,000, or December 9, 2005. On May 16, 2005, the maturity date of this note was extended to December 9, 2005 pursuant to the Loan Extension Agreement; the extension provides for the same terms currently in force under the original debt agreement. On January 31, 2006 the maturity date of this note was extended again to December 9, 2006 pursuant to a Loan Extension Agreement by and between the Company and Trust III dated January 31, 2006; the extension provides for the same terms currently in force under the original debt agreement. The company had drawn down a total of $42,000 of this amount and subsequently repaid $30,000 to Trust III in June 2005. The repayment of $30,000 specifically related to the March 9, 2005 borrowing. At December 31, 2005, $12,000 remains outstanding. Related accrued interest payable at December 31, 2005 was $1,304.

Total Notes Payable, Related Party aggregated $202,000 at December 31, 2005. At December 31, 2005, the company had Accrued Interest Payable, Related Party for $10,766 (See Note 7).

Note 5            Line of Credit and Promissory Note
                  ----------------------------------

On October 6, 2004, effective November 16, 2004, the company entered into a transaction with a Bank pursuant to which the company has access to a two hundred and fifty thousand dollar ($250,000) line of credit. In general, all or any portion of the $250,000 may be drawn down at any time, and must be repaid in full by October 25, 2006, with interest at prime plus 1.5%. In addition, commencing November 25, 2004 and continuing each consecutive month thereafter, the company must pay accrued interest on outstanding amounts owed. The company intends on using the line of credit for general working capital and may also repay some or all of the loans due Trust III. The credit line is guaranteed by Trust III and secured by a Certificate of Deposit owned by the Chairman of the company. As previously noted, the company's Chairman is the primary beneficiary of Trust III. At December 31, 2005, the company reflected a long-term liability of $248,375 and related accrued interest payable of $1,861.

On April 11, 2005, the company executed a Promissory Note in favor of Montgomery Equity Partners, Ltd. ("Montgomery") in the principal amount of $600,000 ("Montgomery Note"). The company plans to use the proceeds of the Montgomery Note as bridge financing. The proceeds were received by the company in two installments. The first installment of $227,250 (net of related expenses) was received shortly after execution of the Montgomery Note and the second installment of $254,250 (net of related expenses) was received by the company in early June 2005, approximately two (2) days prior to the company's filing of its pending SB-2. The Montgomery Note accrues interest at the rate of twenty-four (24%) percent per year and matures one (1) year from its issuance date. For the first six (6) months, the company is required to make payments of interest only. Thereafter, the company is required to make payments of principal and interest. Notwithstanding the foregoing, the first two (2) payments of interest were deducted from the first installment payment and the second (2) months of interest were deducted from the second installment payment. The Montgomery Note is secured by a first priority lien on all of the company's assets. As further security for the company's obligations under the Note, the company pledged 60,000,000 shares of its common stock to Montgomery. These shares currently are in escrow. The pledged collateral shares are not considered issued and not considered outstanding for purposes of computing basic and diluted earnings per share. In the Event of Default under the Note, Montgomery shall have the right

               Connected Media Technologies, Inc. and Subsidiaries
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                                December 31, 2005


to receive the pledged shares at a rate equal to three times the number of shares of the common stock to be necessary to effectuate repayment of the principal and accrued interest due and outstanding, from the pledged shares at the price per share equal to the closing bid price of the company's common stock, as quoted by Bloomberg, LP, on the date of issuance of the Note. At December 31, 2005, the entire $600,000 remained outstanding along with related accrued interest payable of $57,304. In October 2005, the Company defaulted on an interest payment and in November 2005, the Company defaulted on its first principal and interest payment due on the April 11, 2005 Promissory Note. No action has yet been taken by the lender as of the date of this financial statement. The company has not made the interest payments due in October 2005 and November 2005 and has not made the principal payment due in November 2005.

As discussed above, the company received aggregate gross proceeds of $600,000. In connection with theses debt issuances, $85,000 was deducted from the gross proceeds and paid in order to allow the company future access to the Standby Equity Distribution Agreement ("SEDA") (see Note 6(A)). The Standby Equity Distribution Agreement is not currently available to the company for any drawdowns. The $85,000 is being deferred and amortized over the life of the Standby Equity Distribution Agreement, which is twenty-four months. See Note 6(A) for total equity line commitment fees paid and expensed.

Other fees taken from the $600,000 in gross proceeds include $24,000 relating to prepaid interest and $9,500 for consulting and related fees due to Knightsbridge. (See Note 6)

Net proceeds of $ 481,500 were calculated as follows:

            Gross proceeds                                       $ 600,000
            Less: deferred equity line commitment fee            $ (85,000)
            Less: prepaid interest                               $ (24,000)
            Less: consulting fees                                $ ( 9,500)
                                                                 -----------

            Net proceeds                                         $ 481,500

In connection with obtaining the debt funding, the company paid 3,800,000 shares and 200,000 warrants to affiliates of the lender. These stock based payments are components of the recorded deferred equity line commitment fee. (See Note 6)

Note 6            Stockholders' Deficiency

         (A)      Stock issuances

         On or about July 19, 2001 (inception) the Company sold 270,072,000 common shares for $20,000 to Trust III. (See Note 7)

         On August 24, 2004, the company issued 1,666,663 shares of its common stock having a fair value of $0.03 per share aggregating $50,000 in exchange for consulting services rendered. The fair value of the stock was based on a mutual understanding between the company and the service

               Connected Media Technologies, Inc. and Subsidiaries
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                                December 31, 2005

         provider. There had been no recent cash offerings in which to base the fair value per share. In addition, the stock was not publicly traded until December 31, 2004.

         On April 11, 2005, the company entered into a Standby Equity Distribution Agreement with Cornel Capital Partners, L.P. ("Cornell"). Pursuant to the Standby Equity Distribution Agreement, the company may, at its discretion, periodically sell to Cornell shares of common stock for a total purchase price of up to $10,000,000. For each share of common stock purchased under the SEDA, Cornell will pay the company 98% of the lowest volume weighted average price of the company's common stock as quoted by Bloomberg, LP on the Over-the-Counter Bulletin Board or other principal market on which the company's common stock is traded for the 5 days immediately following the notice date. Further, Cornell will retain 6% of each advance under the Standby Equity Distribution Agreement. In connection with the Standby Equity Distribution Agreement, Cornell received a commitment fee in the form of the commitment shares. As part of the Standby Equity Distribution Agreement the company agreed to issue to Cornell 3,800,000 common shares which where issued in two installments of 1,900,000 shares each, coinciding approximately with the company's receipt of the Montgomery Note proceeds installments. 1,900,000 shares were issued on April 11, 2005 and the remaining 1,900,000 shares were issued May 11, 2005. The 3,800,000 shares were valued based on the closing quoted trading price of $0.03 (April 11, 2005) and $0.031 (May 11, 2005). The aggregate fair value was $115,900. The fair value of commitment shares will be treated as a deferred equity line commitment fee to be amortized over the life of the Standby Equity Distribution Agreement.

         Pursuant to the Standby Equity Distribution Agreement, on April 11, 2005 Cornell was also issued a warrant for 200,000 shares of the company's common stock ("Cornell Warrant"). The Cornell Warrant is exercisable for a period of two (2) years.
          The exercise price per share under the Cornell Warrant is $0.01 per share. The value of the warrants will be treated as a deferred equity line commitment fee to be amortized over the life of the Standby Equity Distribution Agreement. Pursuant to SFAS 123R, the company valued these warrants at $4,365. See assumptions below in 6(D).

         The total equity line commitment fee of $205,264 was calculated as follows:

         Cash portion of equity line commitment fee (See Note 6): $ 85,000 Shares and warrants issued for equity line
                commitment fee (See above)                           120,265
                                                                   ---------
         Total                                                      $205,265
         Equity line commitment fee amortization                     (70,848)
                                                                   ---------
         Deferred equity line commitment fee                       $ 134,417
                                                                   =========

         In connection with the SEDA, the Company entered into a registration rights agreement, which requires underlying common shares to be registered subject to filing and effective date deadline. Liquidated damages of $5,000 per month payable in cash or stock at the holder's option are due every 30 days the Company is in violation of the deadline. The effectiveness date was not met and the Company accrued $25,000 as liquidated damages payable as of December 31, 2005, which is included in accrued expenses in the accompanying consolidated balance sheet.

               Connected Media Technologies, Inc. and Subsidiaries
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                                December 31, 2005

         Further, on April 11, 2005, the company entered into a Consulting Agreement with Knightsbridge Holdings, LLC ("Knightsbridge") whereby Knightsbridge will assist the company in a variety of areas including, but not limited to financial, strategic and related developmental growth. The agreement runs for a term of six (6) months, and will continue on a month-to-month basis thereafter subject to a right to cancel upon thirty (30) days written notice. The company is obligated to pay Knightsbridge a monthly retainer of $2,000 and issued Knightsbridge 4,441,000 shares of the company's common stock ("Knightsbridge Shares"). Knightsbridge is also entitled to additional compensation in the future based upon any transactions that they bring to the company. As of June 30, 2005, the company had recorded the fair value of the stock issued based on a quoted closing trading price of $0.03 per share aggregating $133,230. The $133,230 is being amortized over a period of six months as discussed in the terms of the agreement. As of December 31, 2005, the full amount has been amortized.

         On April 11, 2005, in connection with the Standby Equity Distribution Agreement, the Company entered into a Placement Agent Agreement with Monitor Capital, Inc. ("Monitor"). As consideration for to the Placement Agent Agreement, the company issued Monitor 200,000 shares of its common stock ("Placement Agent Shares") reflecting the placement fee. As of June 30, 2005, the company had recorded the fair value of the stock issued based on a quoted closing trading price of $.03 per share aggregating $6,000. Since there was no access to the Standby Equity Distribution Agreement, and no current equity financing to offset this offering cost, the entire $6,000 is expensed as a placement agent fee. The entire $6,000 is a component of general and administrative expenses in the accompanying consolidated financial statements.

         A summary of the share issuances for the company is below:

         Shares issued and outstanding, December 31, 2004:     292,066,663
         Treasury shares, December 31, 2004                      2,000,000

         Issuances for the year ending December 31, 2005:

         Cornell Capital Partners, L.P., April 11, 2005          1,900,000
         Knightsbridge Holdings, LLC, April 11, 2005             4,441,000
         Monitor Capital, Inc., April 11, 2005                     200,000
         Escrow shares (security for Montgomery Note),
          April 11, 2005                                        60,000,000
         Cornell Capital Partners, L.P., June 2, 2005            1,900,000
                                                               -----------
         Shares issued by transfer agent, December 31, 2005    362,507,663
                                                               ===========
         Less: Escrow shares, December 31, 2005                 60,000,000
                                                               ============
         Total issued, December 31, 2005                       302,507,663
                                                               ============
         Less: Treasury shares                                  (2,000,000)
                                                               ------------
         Total Outstanding at December 31, 2005                300,507,663
                                                               ============

               Connected Media Technologies, Inc. and Subsidiaries
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                                December 31, 2005

         (B)      Recapitalization

         On August 24, 2004 (the "recapitalization date"), TLLLC was acquired by an inactive publicly held Delaware corporation (then NMC) in a transaction accounted for as a reverse triangular merger and recapitalization. The members of TLLLC received 270,072,000 common shares of the publicly held company or approximately 93% of the total outstanding voting common stock just subsequent to the reverse triangular merger and after giving effect to a 1:10 reverse common stock split of the publicly held Delaware corporation prior to the reverse triangular merger. The shares of common stock were issued to the members of TLLLC as follows: Trust III received 195,054,000 shares, the company's President and CEO received 65,018,000 shares and the company's Executive Vice President and Secretary received 10,000,000 shares. As part of the reverse triangular merger, NMC redeemed 2,000,000 (post-split) shares of its common stock from its sole director and former principal shareholder for cash consideration paid to the former principal stockholder of NMC totaling $135,000. The 2,000,000 shares are currently held in the company's treasury as treasury stock. Immediately prior to the closing, TLLLC borrowed $165,000 from Trust III, a related party, (See Note 4).

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

         The company's financial statements just after the transaction consisted of the assets and liabilities of entities at historical cost, the historical operations of TLLLC, and the operations of the publicly held corporation from the recapitalization date.

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

               Connected Media Technologies, Inc. and Subsidiaries
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                                December 31, 2005

         (i)      Stock options granted to employees

         a. Employee award: 2,000,000 stock options (Non-Executive Employee)

                  i. On February 14, 2005, the Company granted 2,000,000 stock options to an employee for past services rendered. The option grant was valued pursuant to SFAS 123R and totaled $40,000.

                  In connection with the provisions of SFAS 123R as they relate to graded vesting, the Company recognized compensation expense of $29,726 for the year ended December 31, 2005. The compensation expense was offset directly with a corresponding credit to additional paid in capital. The remaining $10,274 will be recognized as the options vest. There is no deferred portion of equity recorded in connection with this computation.

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
                           Expected life of option               10 years

                  iii. The stock option award is exercisable as the vesting occurs. The following represents the vesting of the award:

                           34% of the options granted vested on the vesting commencement date, which was August 26, 2005.

                           2.75% of the options granted vest on the last day of each successive calendar month.

                           At December 31, 2005, 36.75% of the stock options were exercisable since those vesting provisions had been met.

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

                  The Company recognized compensation expense of $2,394. for the year ended December 31, 2005. The remaining $1,710 is accounted for as a contra equity account titled deferred compensation.

               Connected Media Technologies, Inc. and Subsidiaries
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                                December 31, 2005


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

                           At December 31, 2005, no stock options are
exercisable since the vesting provisions have not yet been met.

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

                                    Pursuant to the terms of the option
                                    agreement, since one-fourth of the stock options granted vest immediately, one-fourth or $669 was expensed immediately. The remaining three-fourths or $2,008 is expensed pro-rata over the service period. The Company recognized consulting expense of $1,171 for the year ended December 31, 2005. The remaining $837 is accounted for as a contra equity account titled deferred consulting.

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
                                    Expected life of option           3 years

               Connected Media Technologies, Inc. and Subsidiaries
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                                December 31, 2005

                           iii. The stock option award is exercisable as the vesting occurs. The following represents the vesting of the award:

                                    50,000 stock options vest immediately on June 1, 2005.

                                    The remaining 150,000 stock options vest and
become exercisable on June 1, 2006.

                                    At December 31, 2005, 50,000 stock options are exercisable since the vesting provisions had been met.

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

                                    Pursuant to the terms of the option
                                    agreement, 100,000 options vest immediately and the remaining vest 100,000 for each sale of consultants' product. A measurement date is achieved for the 100,000 and a pro rata value of $2,380 is recognized over the one-year service period. Variable accounting is applied for the remaining 400,000 valued at the $9,520 on the grant date. As of December 31, 2005, the Company recognized consulting expense of $5,454. The remaining $6,446 is accounted for as a contra equity account titled deferred consulting.

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
                                    Expected life of option            3 years

                           iii. These stock options are issued pursuant to the
Company's Equity Incentive Plan.

               Connected Media Technologies, Inc. and Subsidiaries
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                                December 31, 2005

                  c. Consultant award - 200,000 stock options

i. On July 12, 2005, the Company granted 200,000 stock options to a consultant for future services to be rendered. The term of services is from July 12, 2005 through July 12, 2006. The option grant was valued pursuant to SFAS 123R and is approximately $4,760.

                                    The Company recognized consulting expense of $2,181 for the year ended December 31, 2005. The remaining $2,578 is accounted for as a contra equity account titled deferred compensation.

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

                  d. Consultant award - 300,000 stock options

i. On August 1, 2005, the Company granted 300,000 stock options to a consultant for future services to be rendered. The term of services is from August 1, 2005 through August 1, 2006. The option grant was valued pursuant to SFAS 123R and is approximately $7,170.

                                    Pursuant to the terms of the option
                                    agreement, 75,000 of the options granted vest immediately, and the remainder vest on August 1st 2006 provided the consulting and technical advisory agreement is still in effect. A measurement date is achieved for the 75,000 options and variable accounting is applied to the remaining 225,000 options. As of December 31, 2005, the Company recognized consulting expense of $2,987. The remaining $4,182 is accounted for as a contra equity account titled deferred consulting.

                           ii. The weighted average assumptions used by
management were as follows:

               Connected Media Technologies, Inc. and Subsidiaries
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                                December 31, 2005

                                    Stock price on grant date           $0.055
                                    Exercise price on grant date        $0.055
                                    Dividend yield                           0%
                                    Expected volatility                  60.00%
                                    Risk free interest rate               4.06%
                                    Expected life of option            3 years



                           iii. These stock options are issued pursuant to the
Company's Equity Incentive Plan.

                  e. Standby Equity Distribution fee - 200,000 stock warrants

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

                           Total gross deferred equity line commitment fee is as
follows:

                           Note 7(A)                 $ 115,900
                           Note 6                    $  85,000
                           Per above                 $   4,365
                                                     ----------
                           Total                     $ 205,265

                           During the year ended December 31, 2005, the Company recognized equity line commitment fee expense of $ 70,848.

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

               Connected Media Technologies, Inc. and Subsidiaries
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                                December 31, 2005


                                    At December 31, 2005, 200,000 stock warrants are exercisable since the vesting provisions had been met.

         A summary of the options granted to employees as of December 31, 2005, and 2004 and changes during these periods is presented below:

                                                                                         Weighted Average
                                                              Number of Options           Exercise Price
                                                            -----------------------    ----------------------
Stock Options
Balance at December 31, 2003                                                 -      $                  -
Granted                                                                      -      $                  -
Exercised                                                                    -      $                  -
Forfeited                                                                    -      $                  -
                                                            -----------------------    ----------------------
Balance at December 31, 2004                                                 -      $                  -

Granted                                                                  2,300,000  $                 0.023
Exercised                                                                    -      $                  -
Forfeited                                                                    -      $                  -
                                                            -----------------------    ----------------------
Balance at December 31, 2005                                             2,300,000  $
                                                                                                      0.023
                                                            -----------------------    ----------------------


Options exercisable at December 31, 2005                                   735,000  $                  .02
                                                            -----------------------    ----------------------
Weighted average fair value of options granted during 2005                          $
                                                                                                      0.018
                                                                                       ----------------------


The following table summarizes information about employee stock options at December 31, 2005:

                            Options Outstanding                                           Options Exercisable
------------------------------------------------------------------------------    ---------------------------------------
       Exercise             Number              Weighted           Weighted             Number                Weighted
                                                 Average
                                                Remaining          Average                                    Average
                        Outstanding at         Contractual         Exercise         Exercisable at            Exercise
         Price         December 31, 2005          Life              Price           December 31 2005           Price
      ------------    -------------------    ----------------    -------------    --------------------      -------------
   $        0.02              2,000,000           9.13 Years  $         0.020                735,000     $          0.02
   $        0.04                300,000           9.40 Years            0.040                      -                 --
                      -------------------                        -------------    --------------------      -------------

                              2,300,000                       $         0.022                735,000     $             -
                      ===================                        =============    ====================      =============

A summary of the options and warrants issued to non-employees as of December 31, 2005 and 2004 and changes during these periods is presented below:

               Connected Media Technologies, Inc. and Subsidiaries
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                                December 31, 2005


                                                             Number of Options          Weighted Average
                                                                                         Exercise Price
                                                           -----------------------    ----------------------
Stock Options/Warrants
Balance at December 31, 2003                                                -      $                  -
Granted                                                                     -      $                  -
Exercised                                                                   -      $                  -
Forfeited                                                                   -      $                  -
                                                           -----------------------    ----------------------
Balance at December 31, 2004                                                -      $                  -
Granted                                                                 1,400,000  $                  0.048
Exercised                                                                   -      $                  -
Forfeited                                                                   -      $                  -
                                                           -----------------------    ----------------------
Balance at December 31, 2005                                            1,400,000  $                  0.048
                                                           -----------------------    ----------------------

Options/Warrants exercisable at December 31, 2005                         625,000  $                  0.012
                                                           -----------------------    ----------------------

Weighted average fair value of options granted during 2005                         $                  0.022
                                                                                      ----------------------

The following table summarizes information about non-employee stock options/warrants at December 31, 2005:

                        Options/Warrants Outstanding                                   Options/Warrants Exercisable
------------------------------------------------------------------------------    ---------------------------------------
       Range of             Number              Weighted           Weighted             Number                Weighted
                                                 Average
                                                Remaining          Average                                    Average
       Exercise         Outstanding at         Contractual         Exercise         Exercisable at            Exercise
         Price         December 31, 2005          Life              Price          December 31, 2005           Price
      ------------    -------------------    ----------------    -------------    --------------------      -------------
   $   0.05-.055              1,200,000            .52 Years  $        .0361                 425,000     $          .009
   $         0.01               200,000           1.28 Years           .0118                 200,000                .003
                      -------------------                        -------------    --------------------      -------------
                              1,400,000                       $        .048                  625,000     $          .012
                      ===================                        =============    ====================      =============

         (E)      Capital Structure

         On April 28, 2005, the company amended its articles of incorporation to increase the authorized common stock to 750,000,000 shares having a par value of $ 0.0001. Additionally, the company authorized for issuance 10,000,000 shares of preferred stock having a par value of $0.0001.

Note 7            Related Parties

On July 19, 2001 (inception), TLLLC sold 270,072,000 common shares for $20,000 to Trust III (See Note 2).

On August 13, 2001, the patent was validly assigned from the individual/promoter to Trust I and simultaneously assigned from Trust I to TLLLC. Effective August 24, 2004, the patent is owned by TLI as a result of the reverse triangular merger (See Note 2).

               Connected Media Technologies, Inc. and Subsidiaries
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                                December 31, 2005

During the period from July 19, 2001 (inception) to December 31, 2004, the company received working capital from related parties totaling $266,000. The company repaid the entire $266,000 on June 7, 2004 (See Note 3). During the year ended December 31, 2004, as a result of an administrative oversight, $20,000 was advanced by TLLLC to Trust III on June 7, 2004. The full $20,000 was repaid to the company on February 22, 2005.

On August 24, 2004, October 8, 2004, and March 9, 2005, the company issued notes payable for $165,000, $25,000 and $55,000 (only $42,000 was drawn down on this Note), respectively, to Trust III and in 2005 $30,000 was repaid. The maturity date of each of these notes was extended through December 9, 2005 pursuant to the Loan Extension Agreement. On January 31, 2006 the maturity date of this note was extended again to December 9, 2006 pursuant to a Loan Extension Agreement by and between the Company and Trust III dated January 31, 2006; the extension provides for the same terms currently in force under the original debt agreement

During 2004, the company engaged a law firm whose counsel is the father of the company's President and Chief Executive Officer. The company had total expenses in 2004 of $46,399 for legal fees to this related party and expenses of $158,446 for the year ended December 31, 2005. Total fees remaining unpaid as of December 31, 2005 aggregated $ 131,195.

During 2005, we paid approximately $6,500 for professional services rendered by our acting Chief Financial Officer. At December 31, 2005, $4,500 remains payable. The acting Chief Financial Officer is also the trustee of Trust III.

Note 8            Commitments and Contingencies

         (A)      Litigation Settlement - Other Income

         During 2003, the company filed suit in the United States District Court of the Southern District of Florida against an unrelated third-party for, among other things, infringement of the #534 Patent (Case No. 03-20672). A subsequent related civil action was initiated by the third party against the company in the Superior Court of California, County of Santa Clara for, among other things, breach of contract (Case No. 103-009764). The settlement was finalized on May 5, 2004 and paid on June 4, 2004 under the following general terms:

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

         (B)     Employment Agreements

         On August 23, 2004, the company entered into the following employment agreements with its executive officers:

               Connected Media Technologies, Inc. and Subsidiaries
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                                December 31, 2005

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

         At December 31, 2005, total accrued compensation to these officers was $389,645.

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

Note  9           Going Concern

As reflected in the accompanying audited consolidated financial statements, the company has no revenues, a net loss of $1,567,108 and net cash used in operations of $668,368 for the year ended December 31, 2005, and a working capital deficiency of $1,895,732, a stockholders' deficiency of $1,884,668 and a deficit accumulated during development stage of $ 1,989,734 at December 31, 2005. In addition, there was a default on certain note principal and interest payments after December 31, 2005 (see Note 6).

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

               Connected Media Technologies, Inc. and Subsidiaries
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                                December 31, 2005

The company is currently a development stage company and its continued existence is dependent upon the company's ability to resolve its liquidity problems, principally by obtaining additional debt financing and/or equity capital. In January 2006 the Company obtained debt financing. (See Note11(B)). The company has yet to generate an internal cash flow, and until licensing activities commence, the company is very dependent upon debt and equity funding.

Note 10           Income Taxes

There was no income tax expense for the years ended December 31, 2005 and 2004 due to the Company's net losses and utilization of net operating loss carry forwards. Additionally, during the period from July 19, 2001 (inception) to August 23, 2004, the Company was taxed as a partnership and was not subject to federal and state income taxes; accordingly, no provision had been made.

The Company's tax expense differs from the "expected" tax expense for the year ended December 31, 2005, (computed by applying the Federal Corporate tax rate of 34% to loss before taxes), as follows:

                                                    2005                 2004
                                                -------------     --------------
Computed "expected" tax expense (benefit)    $     (532,816)   $        (40,653)
Change in valuation allowance                       532,816                   -
                                                -------------     --------------
                                             $         -       $           -
                                                =============     ==============

The effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities at December 31, 2005 are as follows:

Deferred tax assets:
Net operating loss carry forward                     $       (573,469)
                                                        ---------------
Total gross deferred tax assets                              (573,469)
Less valuation allowance                                      573,469
                                                        ---------------
Net deferred tax assets                              $           -
                                                        ===============

The Company has a net operating loss carry forward of approximately $1,686,675, available to offset future taxable income expiring 2025. Utilization of this loss may be limited due to a change in control, which occurred on August 24, 2004 (See Note 1 (A)).

The valuation allowance at December 31, 2004 was $40,653. The net change in valuation allowance during the year ended December 31, 2005 was an increase of $532,816.

               Connected Media Technologies, Inc. and Subsidiaries
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                                December 31, 2005

Note 11           Subsequent Events

         (A)      Acquisition of Natcom Marketing International, Inc.

         On January 31, 2006 (the "SPA Effective Date"), the Company entered into a preliminary Stock Purchase Agreement and Share Exchange (the "Agreement") with Natcom Marketing International, Inc., a Puerto Rican based full-service marketing communications agency ("NMI"), and the NMI shareholders. The close of the transaction is subject to NMI's completion of two years of audited financial statements, to the completion of each parties due diligence, and certain other requirements.

         NMI is focused on serving multi-national organizations, as well as emerging growth companies seeking to enter or expand in the U.S. Hispanic/Latin American markets. NMI uses television programming as its main entry into the Hispanic and minority advertising space. To date, NMI has entered into a letter of intent to purchase a controlling interest in NewsProNet Interactive, LLC ("NewsProNet"), an Atlanta based provider of converged media content solutions and interactive branding strategies for local broadcasters.

         The anticipated closing of the transaction will take place on or about April 30, 2006 or such other date as mutually agreed upon by the parties (the "SPA Closing Date"). On the SPA Closing Date, the Company shall acquire all of the outstanding shares of NMI in exchange for a total of fifty percent (50%) of the issued and outstanding shares of the Company's common stock. As additional consideration, on the SPA Closing Date, the Company will reserve up to $250,000 of the funding received by Montgomery Equity Partners, LP (as described below) for distribution to NMI to be used toward the acquisition of a majority interest in NewsProNet. On the SPA Closing Date, the Company will also provide funding to NMI for the payment of certain outstanding debts. Pursuant to the Agreement, on the SPA Closing Date, NMI will become a wholly owned subsidiary of the Company.

         (B)      Funding Transaction with Montgomery Equity Partners, LP

         On January 31, 2006 (the "Closing Date"), the Company completed a financing agreement for $1,600,000 (which includes a refinance of a $600,000 promissory note issued in April 2005) with Montgomery Equity Partners, Ltd. ("Montgomery"). Of such amount, the original principal amount of $600,000 was previously funded pursuant to a non-convertible Promissory Note dated April 14, 2005, $400,000 was funded on the Closing Date, $300,000 shall be funded Ninety (90) days from the closing and $300,000 shall be funded One Hundred Fifty (150) days from the closing. Under the terms of the agreement, the Company issued to Montgomery a secured convertible debenture in the amount of $718,000 which represents the original principal, interest and fees for the $600,000 previously funded as well as an additional secured convertible debenture in the amount of $400,000. Both convertible debentures have an interest rate of 14% and maturity dates of April 30, 2007, and are convertible into shares of the Company's common stock at a conversion price equal to the lesser of (a) $0.04 or (b) seventy five percent (75%) of the lowest Closing Bid Price of the Common Stock, as quoted by Bloomberg, LP, of the ten (10) trading days immediately preceding the Conversion Date. The Conversion Price may be adjusted pursuant to the other terms of this Debenture.

               Connected Media Technologies, Inc. and Subsidiaries
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                                December 31, 2005

         The Convertible Debentures are secured by a first priority lien on all of the Company's assets. As further security for the Company's obligations under the Convertible Debentures, the Company executed an Amended and Restated Pledge Agreement, pursuant to which the Company re-pledged the 60,000,000 shares of its common stock to Montgomery that were originally pledged pursuant to the Note to Montgomery dated April 14, 2005.

         Pursuant to the funding transaction, Montgomery was also issued a warrant for 8,000,000 shares of the Company's common stock. The warrant is exercisable for a period of three years from the date of issuance, which is January 31, 2006. The exercise price per share under the warrant is $0.0001 per share and the shares issuable upon exercise of the warrant are to be included in the registration statement.

         Pursuant to the terms of a Registration Rights Agreement, the Company is required to register the shares underlying the Convertible Debentures, as well as the shares to be issued pursuant to the Warrant within 60 days from the Closing Date of the Stock Purchase Agreement with NMI and is required to have the registration statement declared effective 90 days from the date thereof. In the event that the registration statement is not filed or declared effective within these time limits, the Company may be subject to liquidated damages in the amount of 2% of the entire funding amount per month and may be deemed in default of the operative agreements.

         The Company is reviewing the accounting method for these new debentures and warrants and believes they may conclude to account for embedded conversion options and warrants as derivative liabilities at fair value in accordance with SFAS 133 "Accounting for Derivative Instruments and Hedging Activities".

         (C)      Agreements with Rothschild Trust Holdings, LLC

         On January 31, 2006, the Company entered into a Purchase and Sale Agreement with Rothschild Trust Holdings, LLC (the "Trust"), a related party, for the sale of certain issued and pending patents in exchange for the return of 13,241,223 shares of the Company's common stock held by the Trust (the "Shares"). As additional consideration, the Trust granted the Company a license to use the patents pursuant to the terms of a License and Royalty Agreement, which grants the Company a twelve-month right of election to license the patents. If the Company exercises the right of election, the Trust shall grant the Company a two-year exclusive license for the use of the patents that is renewable subject to performance, and the Trust shall receive 10% royalties on all gross receipts as defined in the License and Royalty Agreement.

               Connected Media Technologies, Inc. and Subsidiaries
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                                December 31, 2005

         On January 31, 2006, the Company, the Trust, Montgomery, and David Gonzalez, as the Escrow Agent, entered into an Escrow Agreement, whereby the Trust agreed to place the Shares and the Company agreed to deposit royalties otherwise payable to the Trust into an escrow account held by the Escrow Agent until such time as royalties of $690,000 have been deposited into the escrow account or until Montgomery has been repaid and/or converted $690,000 of the Convertible Debentures. At such time, the Trust shall have 30 days to replace the Shares with $728,267.26, which shall be distributed to the Company in exchange for the Shares; otherwise, the Escrow Agent shall release the Shares to the Company and the royalties to the Trust.

        (D)       Termination of Financing Agreement

         On January 31, 2006, the Company and Cornell Capital Partners, LP ("Cornell") entered into a Termination Agreement terminating the Standby Equity Distribution Agreement, Registration Rights Agreement, Escrow Agreement, and Placement Agent Agreement all of which are dated April 14, 2005. Pursuant to the terms of the Termination Agreement, Cornell retained the portion of the commitment fee consisting of 3,800,000 shares of common stock of the Company. Additionally, on the termination date, the Company issued to Cornell an additional 3,800,000 shares of common stock of the Company. Additionally, Cornell retained the Warrant dated April 14, 2005 for 150,000 shares of the Company's common stock. The entire 7,600,000 shares issued to Cornell and the 150,000 shares underlying the warrant shall have "piggy-back" registration rights. In connection with the termination of the SEDA and related documents, the Company withdrew the registration statement with the Securities and Exchange Commission, which was originally filed on June 6, 2005.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures
------------------------------------------------

Our principal executive officer and principal financial officer evaluated our disclosure controls and procedures (as defined in rule 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) as of a date within 90 days before the filing of this annual report (the Evaluation Date). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of the Evaluation Date, the disclosure controls and procedures in place were adequate to ensure that information required to be disclosed by us, including our consolidated subsidiaries, in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported on a timely basis in accordance with applicable rules and regulations. Although our principal executive officer and principal financial officer believes our existing disclosure controls and procedures are adequate to enable us to comply with our disclosure obligations, we intend to formalize and document the procedures already in place and establish a disclosure committee.

Changes in internal controls
----------------------------

We have not made any significant changes to our internal controls subsequent to the Evaluation Date. We have not identified any significant deficiencies or material weaknesses or other factors that could significantly affect these controls, and therefore, no corrective action was taken.

ITEM 8B.    OTHER INFORMATION

None.

                                    PART III

ITEM 9.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers as of December 31, 2005 were as follows:

                  Name                        Age     Position with the company
------------------------------------------ ---------- --------------------------
           Leigh M. Rothschild                52      Chairman of the Board
------------------------------------------ ---------- --------------------------
             Jeffrey W. Sass                  46      Chief Executive Officer
                                                      and Director
------------------------------------------ ---------- --------------------------
            Michael R. Moore                  37      Executive Vice President,
                                                      Business & Legal Affairs
                                                      and Director
------------------------------------------ ---------- --------------------------
             Jay Howard Linn                  71      Acting Chief Financial
                                                      Officer
------------------------------------------ ---------- --------------------------
               Adam Bauman                    47      Director

Leigh M. Rothschild, Chairman: Mr. Rothschild is currently Chairman of the Board and Founder of Connected Media Technologies, Inc., a publicly traded intellectual property and licensing company. Mr. Rothschild is an established inventor who to date has been issued seven US patents and has twenty-three patents pending worldwide. Mr. Rothschild has licensed patents from his portfolio to several major companies and his technologies are in use at companies ranging from Pricegrabber.com to Sonic Solutions and InterActual among others. From October 1998 through February 2004, Mr. Rothschild was Chairman and founder of BarPoint.com a Nasdq publicly traded wireless information company. The company was sold in February of 2004. Prior to founding BarPoint, Mr. Rothschild was Chairman and Chief Executive Officer of IntraCorp Entertainment, Inc., a consumer software company with worldwide product distribution. Rothschild is a former presidential appointee to the High-Resolution Board for the United States under former President George H. W. Bush. He has served three Florida governors on technology boards and served as a special advisor to then Florida Secretary of Commerce Jeb Bush. Mr. Rothschild currently serves on the IT Florida Technology Board as an appointee of Governor Bush. Mr. Rothschild chairs the Rothschild Family Foundation, which has given endowments to outstanding charities and institutions including the Tampa Children's Home, Thomas Amour Youth Ballet Company, Miami Symphony, and the University of Miami School of Business Entrepreneurial contest and Lecture Series. Rothschild has an undergraduate degree from the University of Miami, where he also completed the Graduate Program in Management Studies.

     Jeffrey W. Sass, President, Chief Executive Officer and Director: A veteran of the entertainment, licensing, and computer industries, Jeff Sass is currently President, Chief Executive Officer, Director and a co-founder of Connected Media Technologies, Inc., a position he has held since May 2004. From October 1998 through December 2001, Mr. Sass was co-founder and Chief Operating Officer of BarPoint.com, a publicly traded wireless information and mobile commerce company. He became BarPoint's President and Chief Executive Officer in January 2002 and served in that capacity through February 2004 when BarPoint engaged in a reverse merger transaction with SchoolPop/Fundever, Inc. During Mr. Sass' tenure, BarPoint entered into strategic alliances and business relationships with Symbol Technologies, AT&T, Cingular, Verizon, Sprint, Nextel, Office Depot, The Sharper Image and others.

Prior to BarPoint, in 1997 Mr. Sass founded and ran The Marketing Machine, a full-service marketing agency and consulting firm, servicing the computer hardware, software and other industries, with clients including Fujitsu Interactive as well as networking hardware manufacturer Nexland, Inc. (Nexland was subsequently sold to Symantec).

Previously, Jeffrey Sass has held management, production, and marketing positions at companies including IntraCorp Entertainment (1995-1997), GameTek, Inc. (1994-1995) and Troma Entertainment (1987-1994). At Troma, in addition to writing and producing chores, he helped create and launch the cartoon series, TOXIC CRUSADERS, and then started and ran the independent movie studio's licensing and merchandising division, working closely with more than 70 manufacturers worldwide including Marvel Comics, Playmates Toys, Golden Books Publishing, Sega, Bandai and more. Jeff also handled licensing and merchandising for the Emmy Award winning PBS series, READING RAINBOW.

Jeff is a frequent guest lecturer for the "Starting New Ventures" class at the University of Miami School of Business Administration, and he has actively supported the University's Entrepreneurship initiatives, including serving as a panel judge at the annual Business Plan competition. Jeff is a graduate of Cornell University.

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

Adam Bauman, Director: Adam Bauman is the CEO and President of STI, an executive talent management firm with offices in Los Angeles, New York, San Francisco, Atlanta, Dallas and Miami, where its 6 partners advise senior management in the entertainment, technology, publishing, fashion and retail industries. Since its founding in 1996, executives have retained STI to strategically advise them on career opportunities and advancement, board seats, media exposure and eminence, investments and alliances, e-commerce, emerging technologies and other arenas in which they may be personally interested.

As an agent with 4 years of experience representing senior executives at STI, Adam brings expertise in the areas of e-commerce, management consulting, direct marketing, editorial writing and Hollywood production. An early Internet adopter, Adam started as a Special Projects Producer for The Los Angeles Times New Media Group, became Director of Internet Production for Universal Studios and then built a corporate Intranet for DreamWorks S.K.G. Subsequently, he was the Director of Emerging Technology at VWR Scientific Products Corp., and then became Executive Vice President of E-Commerce at a Young & Rubicam subsidiary. After serving as the founding Chief International E-Commerce Officer of American International Group, he was named Chief Global E-Commerce Officer of Deloitte Consulting. Subsequently, he was named Chairman and CEO of IsoSpace, a leading web collaboration software firm.

Adam holds both a Master's degree from the Peter Stark Producing Program and an MBA from the University of Southern California. He is also a graduate of the California State University Long Beach school of Radio and Television.

CERTAIN LEGAL PROCEEDINGS

No director, nominee for director, or executive officer has appeared as a party in any legal proceeding material to an evaluation of his ability or integrity during the past five years.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

We have not filed a Form 5 for the year ending December 31, 2005.

CODE OF ETHICS

The company has adopted a Code of Ethics applicable to its Chief Executive Officer and Chief Financial Officer. This Code of Ethics is filed herewith as an exhibit.

ITEM 10.    EXECUTIVE COMPENSATION

The following table discloses executive compensation received for the three fiscal years ended December 31, 2005.

                           SUMMARY COMPENSATION TABLE

Name and Principal Position               Year           Annual Compensation                  Long-Term
                                                                                         Compensation Awards
                                                                                     Restricted      Securities
                                                                                        Stock        Underlying    All Other
                                                     Salary          Bonus          Award(s) ($)     Options (#)   Compensation
--------------------------------------------------------------------------------------------------------------------------
Leigh M. Rothschild                       2005     $68,553          $ - 0 -        $ - 0 -        $ - 0 -          $ - 0 -
Chairman                                  2004     $122,622         $ - 0 -        $ - 0 -        $ - 0 -          $3,750.
                                          2003     $ - 0 -          $ - 0 -        $ - 0 -        $ - 0 -          $ - 0 -

Jeffrey W. Sass                           2005     $68,553          $ - 0 -        $ - 0 -        $ - 0 -          $ - 0 -
President and Chief Executive Officer     2004     $122,622         $ - 0 -        $ - 0 -        $ - 0 -          $3,750.
                                          2003     $ - 0 -          $ - 0 -        $ - 0 -        $ - 0 -          $ - 0 -

Michael R. Moore                          2005     $76,154          $ - 0 -        $ - 0 -        $ - 0 -          $ - 0 -
Executive Vice President, Business        2004     $77,014          $ - 0 -        $ - 0 -        $ - 0 -          $ - 0 -
    and Legal Affairs                     2003     $ - 0 -          $ - 0 -        $ - 0 -        $ - 0 -          $ - 0 -



(1) Mr. Rothschild executed an employment agreement with the Company on August 23, 2004. The base annual salary is $ 175,000. To provide assistance to the Company's cash flow, Mr. Rothschild has agreed to defer payment of the balance of his base salary until a later, unspecified date. This amount has been accrued as a current liability on the Company's Balance Sheet.

(2) Mr. Sass executed an employment agreement with the Company on August 23, 2004. The base annual salary is $ 175,000. To provide assistance to the Company's cash flow, Mr. Sass has agreed to defer payment of the balance of his base salary until a later, unspecified date. This amount has been accrued a current liability on the Company's Balance Sheet.

(3) Mr. Moore executed an employment agreement with the Company on August 23, 2004, which agreement was amended effective as of August 24, 2005. The base annual salary is $ 160,000. To provide assistance to the Company's cash flow, Mr. Moore agreed to defer payment of the balance of his base salary until a later, unspecified date. This amount has been accrued as a current liability on the Company's Balance Sheet.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

SECURITY OWNERSHIP

The following table sets forth as of December 31, 2005 certain information as of the record date concerning the beneficial ownership of our common stock by: (i) each person known by us to be the beneficial owner of more than 5% of our outstanding common stock, (ii) each director, (iii) each of the named executive officers (as defined below), and (iv) all executive officers and directors as a group.

Names                                                   Amount and Nature of Beneficial         Percent
                                                                   Ownership                   of Class
                                                               of Common Shares                     (2)
----------------------------------------------------------------------------------------------------------
Leigh M. Rothschild                                              173,427,700(1)                   57.7%
Director
Irrevocable Trust Agreement Number III                           126,785,100                      42.2%
Jeffrey W. Sass
President, CEO, Director                                          65,018,000                      21.6%
Michael R. Moore
Director                                                          10,000,000                       3.3%
Jay Howard Linn
Chief Financial Officer                                            1,000,000                          *
Adam Bauman
Director                                                             300,000                          *
Executive Officers, Directors as a group (4 persons)             249,445,700                      83.0%

----------------------------------------------------------------------------
* = Less than 1%

(1) Includes 46,642,600 shares owned by Mr. Rothschild directly and 126,785,100 owned by Irrevocable Trust Agreement Number III, a trust in which Mr. Rothschild is a direct beneficiary.

(2)   Based on 300,507,663 shares outstanding as of December 31, 2005. Excludes:
      (a) 60,000,000 shares pledged to Montgomery as collateral for the Company's obligations under the Promissory Note owed to Montgomery; and
      (b) 2,000,000 treasury shares held by the company. Also excludes the warrant for 200,000 shares issued to Cornell and options issued pursuant to the company's Equity Incentive Plan.

EQUITY INCENTIVE PLAN

     On January 12, 2005, Mr. Leigh M. Rothschild, as the sole Director of the company, approved the Equity Incentive Plan (the "Plan") covering 50,000,000 shares. The Plan was subsequently approved by the shareholders.

     As of December 31, 2005, 3,500,000 have been granted under the Plan, each such grant being priced at the fair market value on the company's shares on the date of grant.

     Under the arrangement with Cornell and Montgomery, effective April 14, 2005 the company cannot grant options under the Plan in excess of 10,000,000 shares without Cornell or Montgomery's consent. This restriction is in effect so long as the Standby Equity Distribution Agreement is in place.

     The Plan provides a means whereby employees, officers, directors, and certain consultants and independent contractors of the company ("Qualified Grantees") may acquire the common shares of the company pursuant to grants of:
(i) incentive stock options ("ISO"); (ii) non-qualified stock options (the ANQSO@); and (iii) restricted stock. A summary of the significant provisions of the Plan is set forth below. A copy of the full Plan is annexed to this registration statement. The following description of the Plan is qualified in its entirety by reference to the Plan itself.

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

     The exercise price of shares of company Stock covered by an ISO shall be not less than 100% of the fair market value of such shares on the date of grant; provided that if an ISO is granted to an employee who, at the time of the grant, is a 10% shareholder, then the exercise price of the shares covered by the incentive stock option shall be not less than 110% of the fair market value of such shares on the date of grant. The Plan also provides for cashless exercise of Options. In such event, there may be a charge to the earnings of the company with respect to the cashless exercise of the Options.

     The Compensation Committee may determine the number of shares that may be awarded to a participant as restricted stock and the provisions relating to risk of forfeiture and may determine that the restricted stock is only earned upon the satisfaction of performance goals established by the Committee. The Committee shall also determine the nature, length and starting date of any performance period and the terms thereof. The maximum number of shares that may be granted to any participant may not exceed 20% of the total shares subject to the Plan.

     U.S. Federal Income Tax Consequences. The rules governing the U.S. federal tax treatment of stock options, restricted stock and shares acquired upon the exercise of stock options are quite technical. Therefore, the description of U.S. federal income tax consequences set forth below is necessarily general in nature and does not purport to be complete. Moreover, the statutory provisions are subject to change, as are their interpretations, and their application may vary in individual circumstances. In particular, the American Jobs Creation Act of 2004 imposed new rules concerning the taxation of various deferred compensation arrangements. It is not clear whether, and to what extent, these new rules apply to awards under the Plan. Although the company does not believe that awards under the Plan are affected by the new rules, there can be no assurance to that effect until adequate guidance is forthcoming from the U.S. Treasury Department. Finally, the tax consequences under applicable state, local and foreign income tax laws may not be the same as under the U.S. federal income tax laws.

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

     If shares acquired upon exercise of ISOs are disposed of prior to the expiration of the above time periods, the participant will recognize ordinary income in the year in which the disqualifying disposition occurs, the amount of which will generally be the lesser of (i) the excess of the fair market value of the shares on the date of exercise over the option price, or (ii) the gain recognized on such disposition. Such amount will ordinarily be deductible for federal income tax purposes by the company or subsidiary for whom the participant performs services (a service recipient) in the same year, provided that the amount constitutes reasonable compensation for services that would result in a deduction for U.S. federal income tax purposes and that certain federal income tax withholding requirements are satisfied. In addition, the excess, if any, of the amount realized on a disqualifying disposition over the market value of the shares on the date of exercise will be treated as capital gain.

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

     Restricted Stock. A participant granted shares of restricted stock under the Plan is not required to include the value of such shares in ordinary income until the first time such participant=s rights in the shares are transferable or are not subject to substantial risk of forfeiture, whichever occurs earlier, unless such participant timely files an election under Section 83(b) of the Internal Revenue Code to be taxed on the receipt of the shares. In either case, the amount of such income will be equal to the excess of the fair market value of the stock at the time the income is recognized over the amount (if any) paid for the stock. The service recipient will ordinarily be entitled to a deduction, in the amount of the ordinary income recognized by the participant, for the service recipient=s taxable year in which the participant recognizes such income, provided that the amount constitutes reasonable compensation for services that would result in a deduction for U.S. federal income tax purposes and that certain federal income tax withholding requirements are satisfied.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     We believe that all prior related party transactions have been entered into upon terms no less favorable to us than those that could be obtained from unaffiliated third parties. Our reasonable belief of fair value is based upon proximate similar transactions with third parties or attempts to obtain the consideration from third parties. All ongoing and future transactions with such persons, including any loans or compensation to such persons, will be approved by a majority of disinterested members of the Board of Directors.

     Several transactions involving related parties were consummated in connection with the August 2004 reverse merger:

         1. Prior to the merger Trust Licensing, LLC (the predecessor-by-merger to Trust Licensing, Inc., now a wholly-owned subsidiary of CMT, "TLLLC ") was owned by Irrevocable Trust Agreement Number III ("Trust III"), the company's Chairman Leigh Rothschild, the company's Chief Executive Officer Jeffrey Sass, and the company's Executive Vice President, Business & Legal Affairs Michael Moore. The primary beneficiary of Trust III is the company's Chairman and Founder Leigh Rothschild. Since July 19, 2001 (Inception) and from time to time, Trust III has advanced working capital to the company. Total advances, prior to August 24, 2004 reverse the merger, were as follows:

     July 19, 2001 (inception) to December 31, 2001                $  20,000
     Year ended December 31, 2002                                  $ 100,000
     Year ended December 31, 2003                                  $  29,000
     As of August 24, 2004                                         $ 110,000
                                                                   ---------
     Total advances from Trust III at August 24, 2004              $ 259,000
                                                                   =========

     These advances do not include amounts borrowed from Trust III pursuant to certain Notes Payable set forth in the company's financial statements.

     In addition to the above advances, a separate trust directly related to the company's Founder Leigh Rothschild also advanced working capital of $7,000 during the year ended December 31, 2003. All $266,000 of these advances were repaid in full on June 7, 2004.

     An additional $20,000 was advanced to Trust III on June 7, 2004. This amount has been repaid to the company in full on February 22, 2005. All advances to and from Trust III were non-interest bearing, unsecured and due on demand.

     Included in the amounts set forth above, $165,000 is represented by a Note bearing interest at a rate of four percent (4.00%) and all principal and accrued interest thereon is due and payable on May 24, 2005. Our Chairman is the primary beneficiary of Trust III. These funds were utilized as set forth in paragraph 2 below.

     2. New Mountaintop Corporation (now known as Connected Media Technologies, Inc., Delaware) redeemed 2,000,000 shares of common stock from Dr. Mark Golden, its former majority stockholder, for a purchase price of $ 135,000. In addition, we entered into a two-year consulting agreement with our former majority stockholder. Under the terms of the agreement, he will provide certain financial consulting services in return for a payment of $2,500 per month. The fees are currently accruing but are not due and payable until we raise at least $500,000 in additional capital.

     3. We entered into employment agreements with Leigh M. Rothschild, our Chairman of the Board, Jeffrey W. Sass, our President and Chief Executive Officer, and Michael R. Moore, our Executive Vice President. Annual base salaries under the employment contracts are $ 175,000, $ 175,000, and $ 132,000, respectively. The initial term of each contract runs through August 23, 2006. The company owes accrued salary and benefits to each of these officers. As of December 31, 2005, the company has accrued $ 389,645 as a current liability for this purpose. On May 1, 2005, Mr. Moore's employment contract was amended to conform the benefits to those received by the Company's other executive officers and to increase the base salary to $160,000 annually.

     4. In addition to payment for services provided in the ordinary course of business, Michael D. Harris, the former outside counsel of New Mountaintop Corporation was paid a finder's fee of thirty-thousand dollars ($ 30,000) and 1,666,663, shares (valued at approximately $50,000) of the company's common stock. The fair value of the stock was based on a mutual understanding between the company and the service provider; there had been no recent cash offerings upon which to base the fair value per share. Also, the stock was not publicly traded at that time.

     5. On October 6, 2004 (but effective November 16, 2004), the company entered into a transaction with a Bristol Bank pursuant to which the company has access to a two hundred and fifty thousand dollar ($ 250,000) line of credit secured by a $250,000 certificate of deposit. In general, all or any portion of the $ 250,000 may be drawn down at any time, and must be repaid in full by October 25, 2006, with interest at the rate of libor plus 1.5%. In addition, commencing November 25, 2004 and continuing each consecutive month thereafter, the company must pay accrued interest on outstanding amounts owed. The company intends on using the line of credit for general working capital and may also repay some or all of the loans with Trust III. The credit line is guaranteed by Trust III and secured by a Certificate of Deposit owned by the Chairman of the company. As previously noted, our Chairman is the primary beneficiary of Trust
III. As of December 31, 2005, the company reflected a long term liability of $ 248,375 and related accrued interest of $ 1,861 relating to this line of credit.

     6. On July 19, 2001 (inception), the company (then operating as Trust Licensing, LLC) sold 100 membership units for $20,000 to Trust III. Effective January 2, 2004, membership interests were sold to the company's Chairman, the company's Chief Executive Officer, and the Company's Executive Vice President, Business & Legal Affairs.

     7. On August 13, 2001, the patent was validly assigned from the individual/promoter Leigh Rothschild to Irrevocable Trust Agreement Number 1 ("Trust I") and simultaneously assigned from Trust I to TLLLC. Effective August 24, 2004, our principal patent is owned by Trust Licensing, Inc. as a result of the reverse triangular merger. Trust Licensing, Inc. is a wholly-owned subsidiary of CMT.

     8. During the period from July 19, 2001 (inception) to December 31, 2004, the company received working capital totaling $266,000 from Leigh Rothschild and/or a related entity. The company also repaid the entire $266,000 on June 7, 2004.

     9. On August 24, 2004, October 8, 2004, and March 9, 2005 the company issued notes payable to Trust III for $165,000, $25,000 and $55,000 respectively. On May 16, 2005 the company entered into a Loan Extension Agreement with Trust III extending the maturity dates of each of these notes through December 9, 2005. On January 31, 2006, the maturity date was extended to December 9, 2006.

     10. The company engaged the law firm of McLaughlin & Stern, LLP whose counsel is the father of the company's Chief Executive Officer Jeffrey Sass. The company had total expenses of $ 158,446 for legal fees to this related party for the period January 1, 2005 through December 31, 2005. The company had total expenses of $46,399 for the firm in 2004. The company has used the services of the law firm to handle the August 2004 reverse merger transaction, the April 2005 Cornell financing transactions, and general SEC related matters. During April 2005 the company paid $ 50,000 to the law firm to be applied against outstanding invoices.

     11. As of December 31, 2005, Jay Howard Linn earned fees of approximately $11,000 for professional services rendered as our Acting Chief Financial Officer. Mr. Linn has been paid $6,500 of this amount and $4,500 remains owed to him. Mr. Linn is Trustee of Trust III.

     12. On March 9, 2005 the company entered into a line of credit arrangement to borrow up to an additional $55,000 from Trust III. The company has drawn down $ 42,000 of this amount. The line of credit arrangement is evidenced by the issuance of a Promissory Note/Line of Credit. This note bears interest at 10% per annum and was originally payable at the earlier of the company receiving a bridge loan or equity investment that nets proceeds to the company of at least $300,000, or December 9, 2005. The maturity date since been revised and extended through December 9, 2006 pursuant to a Loan Extension Agreement by and between the company and Trust III dated January 31, 2006.

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K.

(a)      Exhibits:

10.1     Securities Purchase Agreement*
10.2     Secured Convertible Debenture*
10.3     Amended and Restated Convertible Debenture*
10.4     Investor Registration Rights Agreement*
10.5     Security Agreement*
10.6     Pledge and Escrow Agreement*
10.7     Termination Agreement with Cornell Capital Partners, LP*
10.8     Stock Purchase Agreement with NMI International Marketing, Inc.*
10.9     Purchase and Sale Agreement with Rothschild Trust Holdings, LLC*
10.10    License and Royalty Agreement with Rothschild Trust Holdings, LLC*
10.11    Escrow Agreement with Rothschild Trust Holdings, LLC, Montgomery Equity
             Partners, and David Gonzalez as Escrow Agent*

*As filed on Form 8-K with the Securities and Exchange Commission on February 8, 2006 (File No. 000-50996).

(b) Reports of Form 8-K filed in fourth quarter of the fiscal year:
            On October 3, 2005, the Company filed a Form 8-K to disclose the Agreement entered into with Triple Crown Consulting, Inc. for investor relations services.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The financial statements of the Company, which are furnished herein as of December 31, 2005, have been audited by Salberg & Company, P.A., Boca Raton, Florida, Independent Registered Public Accounting Firm. Salberg & Company, P.A. billed the Company an aggregate of $53,000 in fees and expenses for professional services rendered in connection with the audit of the Company's financial statements for the fiscal year ended December 31, 2005 and the reviews of the financial statements included in each of the Company's Quarterly Reports on Form 10-QSB during the fiscal year ended December 31, 2005. Salberg & Company, P.A. billed the Company an aggregate of $23,000 in fees and expenses for professional services rendered in connection with the audit of the Company's financial statements for the fiscal year ended December 31, 2004 and the reviews of the financial statements included in each of the Company's Quarterly Reports on Form 10-QSB during the fiscal year ended December 31, 2004. Audit related fees for 2005 were $18,000 and for 2004 were $0. The Company paid these sums.

Tax Fees

For the Company's fiscal year ended December 31, 2005 and 2004, we were billed approximately $10,000 and $10,000 for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal year ended December 31, 2005 and 2004.

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

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in the City of Plantation, State of Florida, on March 29, 2006.

Connected Media Technologies, Inc.

By: /s/  Jeffrey W. Sass
    --------------------------------------------------
    Jeffrey W. Sass
    Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities indicated on March 29, 2006.

Signature                                                  Title

/s/  Leigh M. Rothschild
--------------------------------------------------         Chairman
Leigh M. Rothschild

/s/  Jeffrey W. Sass
--------------------------------------------------         President and Chief Executive Officer
Jeffrey W. Sass

/s/  Jay Howard Linn                             .
--------------------------------------------------         Acting Chief Financial Officer
Jay Howard Linn                                            Chief Accounting Officer

