Form 10QSB
period 2006-03-31
Connected Media Technologies, Inc.
filed 2006-05-22
CIK 1302135

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_________________

FORM 1O-QSB

_________________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE

QUARTERLY PERIOD ENDED MARCH 31, 2006

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

Yes ☒	No ☐

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or l5(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes ☒	No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.

Yes ☐	No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 306,307,663* shares of common stock were outstanding as of May 22, 2006.

* This number includes 2,000,000 shares that have been redeemed by the Company

CONNECTED MEDIA TECHNOLOGIES, INC.

FORM 10QSB

FOR THE QUARTERLY PERIOD ENDING MARCH 31, 2006

PART I	FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
Consolidated Balance Sheet (Unaudited)
Consolidated Statements of Operations (Unaudited)
Consolidated Statements of Cash Flows (Unaudited)
Notes to Unaudited Consolidated Financial Statements

Item 2.  Management’s Discussion and Analysis and Results of Operations

Item 3. Controls and Procedures
Part II	OTHER INFORMATION

Item 1.  Legal Proceedings

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.  Defaults Upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports of Form 8-K

Signatures

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements:

BASIS OF PRESENTATION

The accompanying unaudited financial statements are presented in accordance with US generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying statements should be read in conjunction with the audited financial statements for the year ended December 31, 2005. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the three months ended March 31, 2006 are not necessarily indicative of results that may be expected for the year ending December 31, 2006. The financial statements are presented on the accrual basis.

FINANCIAL STATEMENTS AND EXHIBITS.

For the information required by this Item, refer to the Index to Financial Statements appearing on page F-1 of the registration statement.

Connected Media Technologies, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Balance Sheet
March 31, 2006
(Unaudited)

ASSETS

Current Assets
Cash	$66,639
Prepaid expenses	15,017
Promissory note receivable	50,000
Total Current Assets	131,656

Office equipment, net of $24,988 accumulated depreciation	9,837

Other Assets
Debt issue costs, net	31,278

Total Assets	$172,771

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities
Accounts payable	$84,304
Accounts payable - related parties	194,057
Accrued expenses	54,817
Accrued compensation - officers	462,007
Accrued payroll taxes payable	16,187
Accrued interest payable - related party	12,759
Line of credit	250,000
Note payable - related party	202,000
Convertible notes payable, net of discount	145,289
Embedded conversion option liability	1,872,822
Warrant liability	643,026
Total Current Liabilities	3,937,268

Total Liabilities	3,937,268

Commitments and Contingencies (See Note 12)

Stockholders’ Deficiency
Preferred stock, $0.0001 par value; 10,000,000 shares authorized,
none issued and outstanding	-
Common stock, $0.0001 par value; 2,000,000,000 shares authorized,
306,307,663 shares issued 304,307,663 outstanding	30,631
Additional paid-in capital	735,271
Deficit accumulated during the development stage	(4,387,131)
(3,621,229)
Less: Deferred compensation	(684)
Less: Deferred consulting	(7,584)
Less: Treasury stock (2,000,000 shares at cost)	(135,000)
Total Stockholders’ Deficiency	(3,764,497)

Total Liabilities and Stockholders’ Deficiency	$172,771

See accompanying notes to unaudited consolidated financial statements

Connected Media Technologies, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)
			For the
			Period from
	Three Months Ended		July 19, 2001
	March 31,		(Inception) to
	2006	2005	March 31, 2006

Revenue	$-	$-	$-

Operating Expenses
Compensation and contract services	439,433	149,601	1,415,894
Professional fees	36,415	63,685	969,227
Research and development	3,860	12,123	62,031
Rent	738	6,825	46,144
Depreciation	1,226	4,617	30,845
Costs of recapitalization	-	-	62,217
Equity line commitment fee expense	134,417	-	238,773
Restructuring fees	106,000	-	106,000
General and administrative	46,127	49,224	336,674
Impairment loss	-	-	61,265
Total Operating Expenses	768,216	286,075	3,329,070

Loss from Operations	(768,216)	(286,075)	(3,329,070)

Other Income (Expense)
Other Income	-	-	705,000
Change in fair market value of embedded conversion option liability	(964,277)	-	(964,277)
Change in fair market value of warrant liability	(480,204)	-	(480,204)
Interest expense - related party	(4,126)	(3,853)	(14,712)
Interest expense	(180,574)	(1,256)	(303,868)
Total Other Expense, net	(1,629,181)	(5,109)	(1,058,061)

Net Loss	$(2,397,397)	$(291,184)	$(4,387,131)

Net Income (Loss) Per Share - Basic and Diluted	$(0.01)	$-	$(0.01)

Weighted average number of shares outstanding
during the period - basic and diluted	303,026,767	292,066,666	279,396,125

See accompanying notes to unaudited consolidated financial statements

Connected Media Technologies, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

			For the
			Period from
	Three Months Ended		July 19, 2001
	March 31,		(Inception) to
	2006	2005	March 31, 2006
Cash Flows From Operating Activities:
Net Loss	$(2,397,397)	$(291,184)	$(4,387,131)
Adjustments to reconcile net loss to net cash
Used in operations:

Amortization of debt issue costs	4,672	-	4,672
Amortization of debt discount	145,289	-	145,289
Depreciation	1,227	4,617	30,846
Change in fair value of derivatives	1,444,481	-	1,444,481
Stock issued for services	-	-	56,000
Stock issued as restructuring fee	76,000	-	76,000
Recognition of stock based compensation for employee stock option grants	303,031	3,966	332,757
Recognition of equity line commitment fee expense	134,417	-	205,265
Recognition of deferred compensation	1,025	-	3,419
Recognition of deferred consulting	6,459	-	152,153
Impairment loss - patent and trademark	-	-	61,265

Changes in operating assets and liabilities:
(Increase) Decrease
Prepaid Expenses	(12,516)	(8,224)	(15,016)
Increase (Decrease)
Accounts payable	(39,101)	9,077	84,305
Accounts payable - related party	9,566	46,440	194,057
Accrued expenses	49,172	9,932	114,817
Accrued compensation - officers	72,362	46,166	462,007
Accrued payroll taxes payable	41	-	16,187
Accrued interest payable - related party	1,993	1,927	12,759
Accrued interest payable	(1,165)	234	58,000
Net Cash Used In Operating Activities	(200,444)	(177,049)	(947,868)

Cash Flows From Investing Activities:
Purchase of equipment	-	(784)	(40,683)
Patent and trademark cost disbursements	-	-	(61,265)
Advance to related party	-	-	(20,000)
Loan repayment from related party	-	20,000	20,000
Disbursement of promissory note receivable	(50,000)	-	(50,000)
Cash acquired in recapitalization	-	-	405
Net Cash Provided By (Used In) Investing Activities	(50,000)	19,216	(151,543)

Cash Flows From Financing Activities:
Proceeds from issuance of common stock	-	-	20,000
Proceeds from promissory notes	-	-	600,000
Equity line commitment fee disbursement	-	-	(85,000)
Debt issue costs and lender fees	(85,950)	-	(85,950)
Proceeds from convertible notes	400,000	-	400,000
Proceeds from related party notes	-	30,000	232,000
Repayments of related party notes	-	-	(30,000)
Recapitalization consideration paid for treasury shares	-	-	(135,000)
Proceeds from line of credit	1,625	97,000	250,000
Proceeds from related party loans	-	-	266,000
Repayments of related party loans	-	-	(266,000)
Net Cash Provided by Financing Activities	315,675	127,000	1,166,050

Net Decrease in Cash	65,231	(30,833)	66,639

Cash at Beginning of Period	1,408	33,991	-

Cash at End of Period	$66,639	$3,158	$66,639

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-	$14,420
Cash paid for taxes	$-	$-	$-

Supplemental disclosure of Non-Cash Investing and Financing Activities:
Common stock issued for compensation	$-	$-	$4,103
Common stock issued for consulting services	$-	$-	$158,901
Deferred equity line commitment fee	$-	$-	$120,264
Reclassification of warrant fair value from equity to liability	$3,365	$-	$3,365
Initial recording of debt discount	$1,068,000	$-	$1,068,000
Restructuring of note, accrued interest and liquidated damages	$718,000	$-	$718,000

See accompanying notes to unaudited consolidated financial statements

Connected Media Technologies, Inc. and Subsidiaries

(A Development Stage Company)

Notes to Consolidated Financial Statements

March 31, 2006

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

For further information, refer to the audited consolidated financial statements and footnotes of the company for the year ending December 31, 2005 included in the company’s Form 10-KSB.

Note 2	Going Concern

As reflected in the accompanying consolidated financial statements, the company has no revenues, a net loss of $2,397,397 and net cash used in operations of $200,444 for the three months ended March 31, 2006, and a working capital deficiency of $3,805,612, a stockholders' deficiency of $3,764,497 and a deficit accumulated during development stage of $4,387,131 at March 31, 2006.

The company has no operating revenues. The company has incurred cumulative losses since inception and has funded operations primarily through related-party loans and investor capital. The ability of the company to continue as a going concern is dependent on the company's ability to further implement its business plan including the completion of the merger with NMI, raise capital, and generate revenues from the licensing of the #534 Patent. The consolidated financial statements do not include any adjustments that might be necessary if the company is unable to continue as a going concern.

The company is currently a development stage company and its continued existence is dependent upon the company’s ability to resolve its liquidity problems, principally by obtaining additional debt financing and/or equity capital. In January 2006 the Company obtained debt financing. (See Note 9). The company has yet to generate an internal cash flow, and until licensing activities commence, the company is very dependent upon debt and equity funding.

Note 3	Summary of Significant Accounting Policies

Accounting for Derivatives – The Company evaluates its convertible debt, options, warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for under Statement of Financial Accounting Standards 133 “Accounting for Derivative Instruments and Hedging Activities” and related interpretations including EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”.

Connected Media Technologies, Inc. and Subsidiaries

(A Development Stage Company)

Notes to Consolidated Financial Statements

March 31, 2006

(Unaudited)

The result of this accounting treatment is that the fair value of the embedded derivative is marked-to-market each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the consolidated statement of operations as other income or expense. Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity. Equity instruments that are initially classified as equity that become subject to reclassification under SFAS 133 are reclassified to liability at the fair value of the instrument on the reclassification date.

Note 4	Concentrations

The Company maintains its cash in bank deposit accounts, which, at times, exceed federally insured limits. As of March 31, 2006, the Company did not have any deposits in excess of federally insured limits. The Company has not experienced any losses in such accounts through March 31, 2006.

The Company has two patents available for licensing as of March 31, 2006.

Note 5	Net Loss Per Share

In accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share", basic earnings per share is computed by dividing the net income (loss) less preferred dividends for the period by the weighted average number of shares outstanding. Diluted earnings per share is computed by dividing net income (loss) less preferred dividends by the weighted average number of shares outstanding including the effect of share equivalents. At March 31, 2006 there were 21,300,000 options outstanding and 8,200,000 warrants outstanding that could potentially dilute future earnings per share. For the periods presented in the accompanying consolidated financial statements the effect of any common stock equivalents is anti-dilutive since the company reflects a net loss. At March 31, 2006 there were 60,000,000 shares held in escrow which are not considered issued or outstanding for financial statement or EPS purposes.

Note 6 Promissory Note Receivable

On February 13, 2006, in exchange for cash, the Company accepted a promissory note for $50,000 from Natcom Marketing International, Inc. for an original term of one year bearing interest at the annual rate of 5%, in exchange for a loan. No interest shall begin to accrue until April 1, 2006. The borrowing was unsecured.

Note 7	Debt Issue Costs

On January 31, 2006, the Company issued a convertible debenture totaling $1,118,000 to Montgomery Equity Partners, Ltd. ("Montgomery"). In connection with the issuance, $35,950 of distributed funds were classified as debt issue costs and recorded as an asset. These costs are fees and expenses incurred in connection with obtaining the debt funding from entities other than the lender. The debt issue costs will be amortized to debt issue cost expense over the life of the debt

Connected Media Technologies, Inc. and Subsidiaries

(A Development Stage Company)

Notes to Consolidated Financial Statements

March 31, 2006

(Unaudited)

beginning in 2006. During the three months ended March 31, 2006, amortization was $4,672. The remaining balance of debt issue costs at March 31, 2006 was $31,278. (See Note 9)

Note 8	Notes Payable, Related Party and Accrued Interest Payable, Related Party

On January 31, 2006, the maturity date of a $165,000 note payable to an entity related to our Chairman and CEO was extended to December 9, 2006 pursuant to a Loan Extension Agreement dated January 31, 2006. The extension provides for the same terms currently in force under the original debt agreement. At March 31, 2006, $165,000 remains outstanding. Related accrued interest payable was $10,462.

On January 31, 2006, the maturity date of a $25,000 note payable to an entity related to our Chairman and CEO was extended to December 9, 2006 pursuant to a Loan Extension Agreement dated January 31, 2006. The extension provides for the same terms currently in force under the original debt agreement. At March 31, 2006, $25,000 remains outstanding. Related accrued interest payable was $1,531.

On March 9, 2005, the company entered into a line of credit arrangement to borrow up to an additional $55,000 from Trust III. This borrowing was originally secured, but the security interest was terminated via Termination Agreement dated March 21, 2005. The line of credit arrangement is evidenced by the issuance of a Promissory Note/Line of Credit. The note bears interest at 10% per annum and was originally payable at the earliest of the company receiving a bridge loan or equity investment that nets proceeds to the company of at least $300,000, or December 9, 2005. On May 16, 2005, the maturity date of this note was extended to December 9, 2005 pursuant to the Loan Extension Agreement; the extension provides for the same terms currently in force under the original debt agreement. On January 31, 2006 the maturity date of a line of credit note, relating to a $55,000 line, was extended to December 9, 2006 pursuant to a Loan Extension dated January 31, 2006; the extension provides for the same terms currently in force under the original debt agreement. At March 31, 2006, $12,000 remains outstanding. Related accrued interest payable at March 31, 2006 was $766.

Total Notes Payable, Related Party aggregated $202,000 at March 31, 2006. At March 31, 2006, the company had Accrued Interest Payable, Related Party for $12,759.

Note 9	Termination of Promissory Note and SEDA and Issuance of New Convertible Debentures and Warrants

On January 31, 2006, the Company and Cornell Capital Partners, LP ("Cornell") entered into a Termination Agreement terminating the Standby Equity Distribution Agreement, Registration Rights Agreement, Escrow Agreement, and Placement Agent Agreement all of which are dated April 14, 2005. Pursuant to the terms of the Termination Agreement, Cornell retained the portion of the commitment fee consisting of 3,800,000 shares of common stock of the Company. Additionally, on the termination date, the Company issued to Cornell an additional 3,800,000 shares of common stock of the Company. Cornell retained the Warrant dated April 14, 2005 for 200,000 shares of the Company's common stock. The entire 7,600,000 shares issued to Cornell and the 200,000 shares underlying the warrant shall have "piggy-back" registration

Connected Media Technologies, Inc. and Subsidiaries

(A Development Stage Company)

Notes to Consolidated Financial Statements

March 31, 2006

(Unaudited)

rights. In connection with the termination of the SEDA and related documents, the Company withdrew the registration statement with the Securities and Exchange Commission, which was originally filed on June 6, 2005. The remaining $134,417 deferred balance of the deferred equity line commitment fee was expensed.

On January 31, 2006 (the "Closing Date"), the Company completed a financing agreement for $1,600,000 (which includes a refinance of a $600,000 promissory note issued in April 2005 with Montgomery Equity Partners, Ltd. ("Montgomery"). Of such amount, the original principal amount of $600,000 was previously funded pursuant to a non-convertible Promissory Note dated April 14, 2005, $400,000 was funded on the closing date, $300,000 shall be funded Ninety (90) days from the closing and $300,000 shall be funded One Hundred Fifty (150) days from the closing. Under the terms of the agreement, the Company issued to Montgomery a secured convertible debenture in the amount of $718,000 which represents the original principal, interest and accrued liquidated damages for the $600,000 previously funded as well as an additional secured convertible debenture in the amount of $400,000. Both convertible debentures have an interest rate of 14% and maturity dates of April 30, 2007, and are convertible into shares of the Company's common stock at a conversion price equal to the lesser of (a) $0.04 or (b) seventy five percent (75%) of the lowest Closing Bid Price of the Common Stock, as quoted by Bloomberg, LP, of the ten (10) trading days immediately preceding the Conversion Date. The Conversion Price may be adjusted pursuant to the other terms of this Debenture.

The Convertible Debentures are secured by a first priority lien on all of the Company's assets. As further security for the Company's obligations under the Convertible Debentures, the Company executed an Amended and Restated Pledge Agreement, pursuant to which the Company re-pledged the 60,000,000 shares of its common stock to Montgomery that were originally pledged pursuant to the Note to Montgomery dated April 14, 2005 and are held in escrow.

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

Pursuant to the terms of a Registration Rights Agreement, the Company is required to register the shares underlying the Convertible Debentures, as well as the shares to be issued pursuant to the Warrant within 60 days from the Closing Date of the Stock Purchase Agreement with NMI (see Note 12) and is required to have the registration statement declared effective 90 days from the date thereof. In the event that the registration statement is not filed or declared effective within these time limits, the Company may be subject to liquidated damages in the amount of 2% of the entire funding amount per month and may be deemed in default of the operative agreements.

As discussed above, the company received gross proceeds of $400,000. In connection with the debt issuance, $111,679 was deducted from the gross proceeds. $50,000 is being deferred as debt discount and amortized over the life of the convertible debentures, which is four hundred and fifty four days. Other fees taken from the $400,000 in gross proceeds include $25,729 relating to prepaid interest and $ 35,950 of structuring fees and related costs and fees which are treated as

Connected Media Technologies, Inc. and Subsidiaries

(A Development Stage Company)

Notes to Consolidated Financial Statements

March 31, 2006

(Unaudited)

debt issue costs. (See Note 7)

Net proceeds of $ 288,321 were calculated as follows:

Gross proceeds	$ 400,000
Less: commitment fee	$ (50,000)
Less: prepaid interest	$ (25,729)
Less: debt issue costs	$ (35,950)

Net proceeds	$ 288,321

The Company evaluated whether or not the secured convertible debentures contain embedded conversion options which meet the definition of derivatives under SFAS 133 “Accounting for Derivative Instruments and Hedging Activities” and related interpretations. The Company concluded that since the secured convertible debentures had a variable conversion rate the Company could not guarantee it would have enough authorized shares pursuant to the criteria of EITF 00-19 and therefore the embedded conversion option must be accounted for as a derivative. In addition the liquidated damage penalty in the Registration Rights Agreement would cause derivative classification. In addition, all non-employee options or warrants must be classified as liabilities for the same reason. The Company recorded an embedded conversion options liability of $1,047,539 and warrant liability relating to 8,000,000 warrants of $159,457 at the January 31, 2006 funding date with a debt discount of $1,118,000 and charge to change in fair value of embedded conversion option of $138,995. In addition, the $3,365, fair value of 200,000 existing warrants, was reclassified to warrant liabilities from stockholders’ equity at the funding date. The change in fair value of the derivatives from January 31, 2006 to March 31, 2006 was $1,305,486.

Note 10	Stockholders’ Deficiency

(A)	Stock issuances and Cancellation of SEDA

On January 31, 2006, ("Restructuring Date") the Company and Cornell Capital Partners, LP ("Cornell") entered into a Termination Agreement terminating the Standby Equity Distribution Agreement, Registration Rights Agreement, Escrow Agreement, and Placement Agent Agreement all of which are dated April 14, 2005. Pursuant to the terms of the Termination Agreement, Cornell retained the portion of the commitment fee consisting of 3,800,000 shares of common stock of the Company. Additionally, on the termination date, the Company issued to Cornell an additional 3,800,000 shares of common stock of the Company which are valued and recorded at $.02 per share based on the quoted trading price on the Restructuring date, or $76,000 which was charged to operations. Additionally, Cornell retained the warrant dated April 14, 2005 for 200,000 shares of the Company's common stock. The entire 7,600,000 shares issued to Cornell and the 200,000 shares underlying the warrant shall have "piggy-back" registration rights. In connection with the termination of the SEDA and related documents, the Company withdrew the registration statement with the Securities and Exchange Commission, which was originally filed on June 6, 2005.

(B)	Common Stock Options and Warrants Issued for Services

Connected Media Technologies, Inc. and Subsidiaries

(A Development Stage Company)

Notes to Consolidated Financial Statements

March 31, 2006

(Unaudited)

The company follows fair value accounting and the related provisions of SFAS 123R for all share based payment awards. The fair value of each option or warrant granted is estimated on the date of grant using the Black-Scholes option pricing model. The following is a summary of all stock options and warrants granted to employees and non-employees in the first quarter of 2006:

a.	Employee award – 15,000,000 stock options (Director)

i.

On March 3, 2006, the Company granted 15,000,000 stock options to an employee for future services to be rendered. There was no defined requisite service period, see below for vesting provisions. The option grant was valued pursuant to SFAS 123R and totaled $287,048.

The Company recognized compensation expense of $239,206 for the period ended March 31, 2006.

ii.	The weighted average assumptions used by management were as follows:

Stock price on grant date	$0.02
Exercise price on grant date	$0.02
Dividend yield	0%
Expected volatility	230%
Risk free interest rate	4.74%
Expected life of option	3 years

iii.	The stock option award is exercisable as the vesting occurs. The following represents the vesting of the award:

80% of the options granted vested immediately with the remaining 20%, or 3,000,000, to be vested in equal amounts over a six month period.

iv.	These stock options are issued pursuant to the Company’s Equity Incentive Plan.

b.	Employee award – 4,000,000 stock options (Director)

i.

On March 3, 2006, the Company granted 4,000,000 stock options to an employee for future services to be rendered. There was no defined requisite service period, see below for vesting provisions. The option grant was valued pursuant to SFAS 123R and totaled $76,546.

Connected Media Technologies, Inc. and Subsidiaries

(A Development Stage Company)

Notes to Consolidated Financial Statements

March 31, 2006

(Unaudited)

The Company recognized compensation expense of $60,599 for the period ended March 31, 2006, which includes one month of amortization based on the vesting provisions defined below.

ii.	The weighted average assumptions used by management were as follows:

Stock price on grant date	$0.02
Exercise price on grant date	$0.02
Dividend yield	0%
Expected volatility	230%
Risk free interest rate	4.74%
Expected life of option	3 years

iii.	The stock option award is exercisable as the vesting occurs. The following represents the vesting of the award:

75% of the options granted vested immediately with the remaining 25%, or 1,000,000, to be vested in equal amounts over a six month period.

iv.	These stock options are issued pursuant to the Company’s Equity Incentive Plan.
(C)	Capital Structure

On March 16, 2006, the company amended its articles of incorporation to increase the authorized common stock from 750,000,000 to 2,000,000,000 shares having a par value of $ 0.0001.

Note 11	Related Parties

During the three months ended March 31, 2006, the Company had outstanding $194,057 of account payable to various related parties.

As described in Note 8, the Company had total notes payable, related party outstanding at March 31, 2006 of $202,000. At March 31, 2006, the company had accrued interest payable relating to those notes of $12,759 outstanding at March 31, 2006.

On January 11, 2006, the Company entered into a promissory note with a related party in the amount of $4,607. These amounts were treated as advances to the Company for operating expenses and were uncollateralized and non-interest bearing. On February, 7, 2006, the entire balance was repaid.

Note 12	Commitments and Contingencies

(A)	Litigation Settlement – Other Income

Connected Media Technologies, Inc. and Subsidiaries

(A Development Stage Company)

Notes to Consolidated Financial Statements

March 31, 2006

(Unaudited)

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

•

The third party paid to the company’s escrow agent $700,000. Of the total, the company was remitted $475,000. The remaining $225,000 was paid to settle accrued legal fees in connection with this lawsuit and is reflected in professional fees in the accompanying consolidated financial statements.

•	The company granted to the third party a certain non-exclusive, non-transferable, worldwide, fully paid up right and license under the #534 Patent.

The $700,000 was recorded as other income during the year ended December 31, 2004.

(B)	Employment Agreements

On August 23, 2004, the company entered into the following employment agreements with its executive officers:

(1)	Chairman of the Board

(i)	Term is from August 23, 2004 to August 23, 2006.
(ii)	Salary of $175,000 per year

(2)	President and CEO

(i)	Term is from August 23, 2004 to August 23, 2006.
(ii)	Salary of $175,000 per year

(3)	Executive Vice President

(i)	Term is from August 23, 2004 to August 23, 2006.
(ii)	Salary of $160,000 per year

At March 31, 2006, total accrued compensation to these officers was $462,007.

(C)	Consulting Agreement

On August 23, 2004, the company entered into a consulting agreement with the former sole officer and director of New Mountain Top Corporation. Under the terms of the agreement, the consultant will provide certain financial consulting services. The term of the agreement is from August 23, 2004 to August 23, 2006. The consultant is to be paid

Connected Media Technologies, Inc. and Subsidiaries

(A Development Stage Company)

Notes to Consolidated Financial Statements

March 31, 2006

(Unaudited)

$2,500 per month as compensation; provided, however, the fees will be accrued until the company receives net cash financing proceeds of at least $500,000.

(D)	Agreements with Rothschild Trust Holdings, LLC

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

On January 31, 2006, the Company, the Trust, Montgomery, and David Gonzalez, as the Escrow Agent, entered into an Escrow Agreement, whereby the Trust agreed to place the Shares and into an escrow account held by the Escrow Agent until such time as royalties, otherwise payable to Trust, of $690,000 have been deposited into the escrow account or until Montgomery has been repaid and/or converted $690,000 of the Convertible Debentures. At such time, the Trust shall have 30 days to replace the Shares with $728,267, which shall be distributed to the Company in exchange for the Shares; otherwise, the Escrow Agent shall release the Shares to the Company and the royalties to the Trust. The 13,241,223 share consideration above incorporates a reduction of shares to be repaid in exchange for $271,733, of accrued compensation through the end of the officers' employment contract of which $185,752 is accrued at March 31, 2006.

(E)	Acquisition Agreement with Natcom Marketing International, Inc.

On January 31, 2006 (the "SPA Effective Date"), the Company entered into a preliminary Stock Purchase Agreement and Share Exchange (the "Agreement") with Natcom Marketing International, Inc., a Puerto Rican based full-service marketing communications agency ("NMI"), and the NMI shareholders. The close of the transaction is subject to NMI’s completion of two years of audited financial statements, to the completion of each parties due diligence, and certain other requirements.

NMI is focused on serving multi-national organizations, as well as emerging growth companies seeking to enter or expand in the U.S. Hispanic/Latin American markets. NMI uses television programming as its main entry into the Hispanic and minority advertising space. To date, NMI has entered into a letter of intent to purchase a controlling interest in NewsProNet Interactive, LLC (“NewsProNet”), an Atlanta based provider of converged media content solutions and interactive branding strategies for local broadcasters.

The anticipated closing of the transaction will take place on or about April 30, 2006 or such other date as mutually agreed upon by the parties (the "SPA Closing Date"). On the SPA Closing Date, the Company shall acquire all of the outstanding shares of NMI in

Connected Media Technologies, Inc. and Subsidiaries

(A Development Stage Company)

Notes to Consolidated Financial Statements

March 31, 2006

(Unaudited)

exchange for a total of fifty percent (50%) of the issued and outstanding shares of the Company's common stock. As additional consideration, on the SPA Closing Date, the Company will reserve up to $250,000 of the funding received by Montgomery Equity Partners, LP for distribution to NMI to be used toward the acquisition of a majority interest in NewsProNet. On the SPA Closing Date, the Company will also provide funding to NMI for the payment of certain outstanding debts. Pursuant to the Agreement, on the SPA Closing Date, NMI will become a wholly owned subsidiary of the Company. As of the date of this filing, the Company had not closed on the above mention merger.

Item 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF INTERIM FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OVERVIEW

Our current name and business operations have been preceded by various historical name changes and changes in its capitalization.

Mountaintop Corporation becomes New Mountaintop Corporation

Our predecessor was first organized as a Delaware corporation on December 11, 1989 under the name Mountaintop Corporation and in July 1990 became subject to the reporting requirements of the Securities and Exchange Act of 1934 (the “Exchange Act”). Mountaintop Corporation was involved in the distribution and marketing of spirits, among other things. That business ultimately did not succeed and in 1992, Mountaintop Corporation ceased operations. Shortly thereafter, the charter of Mountaintop Corporation was forfeited by the State of Delaware for non-payment of franchise taxes. On February 21, 2003 through the efforts of its then-majority stockholder and sole director, the company revived and reinstated its charter effective March 1, 1993. However, during the process of reviving the company, the State of Delaware notified the company that its name, Mountaintop Corporation, was no longer available. Thus, the name of the company was changed to New Mountaintop Corporation. In addition, at the time of that name change, the company amended its Certificate of Incorporation to authorize common stock of 500,000,000 shares, par value $ 0.0001, and 10,000,000 shares of preferred stock, par value $ 0.0001. After the company had its charter reinstated, New Mountaintop Corporation (f/k/a Mountaintop Corporation) continued its reporting obligations of the Exchange Act and upon being reinstated filed its 10-K for the year ended December 31, 2002.

New Mountaintop Corporation becomes Trust Licensing, Inc.

On August 24, 2004, pursuant to the Florida rules and regulations governing mergers and acquisitions, we acquired, by merger, all of the assets and business of Trust Licensing, LLC (“TLLLC”) through our newly formed wholly owned subsidiary. As consideration for the merger, we issued 270,072,000 shares of our common stock, par value $ .0001 per share representing approximately 93% of its issued and outstanding shares (after giving effect to a 1:10 reverse stock split). The reverse merger was accompanied by a change in the name to Trust Licensing, Inc., in the Board of Directors, management, and business focus. Prior to the merger, we had not conducted regular business operations for several years; rather, its primary focus was seeking a business to acquire. On December 31, 2004, we became eligible for trading on the over-the-counter bulletin board under the symbol TRTL.OB. As a result of the merger, we became the successor in interest to New Mountaintop Corporation and assumed its Exchange Act reporting obligations.

Trust Licensing, Inc. becomes Connected Media Technologies, Inc.

In early May 2005, we were advised by the Secretary of State of the State of Delaware that the State had failed to notify the company that the use of the word “Trust” in its corporate name was inconsistent with the applicable provisions of the Delaware Banking Law and requested that we change our name. Therefore, on May 18, 2005, we changed our name to Connected Media Technologies, Inc. Our trading symbol was subsequently changed to CNCM.OB.

In addition, prior to the 2004 reverse merger, TLLLC had been considering a joint business relationship with an unrelated third-party. In connection with this transaction, the third party formed a California corporation named Connected Media, Inc. The goal was to use the name “Connected Media” and as part of the relationship TLLLC funded the purchase of the web address (URL) www.connectedmedia.com, which was then assigned to the third party. In connection with this transaction, a “Connected Media” logo was developed by the third party. In March 2005, however, the third party decided it was not in a position to continue to pursue the business relationship and offered to assign to us, at no cost, all of its right, title and interest in and to the Connected Media name, logo and URL, as well as all of the issued and outstanding shares of Connected Media, Inc. At the time, and since its inception, Connected Media, Inc. had been an inactive corporation with no assets or liabilities. The assignment was made at zero cost and there was no accounting effect to this transaction. Furthermore, the transaction had no material impact on our business. The sole purpose of completing the assignment was to ensure that Connected Media would remain inactive in order to avoid confusion and protect and preserve our intended use of the name “Connected Media.”

We currently have the following wholly-owned subsidiaries: Trust Licensing, Inc., a Florida corporation (successor-by-merger to TLLLC) and Connected Media, Inc., the inactive California corporation.

Connected Media Technologies, Inc. agrees to acquire Natcom Marketing International, Inc.

On January 31, 2006, we entered into a Stock Purchase Agreement and Share Exchange with Natcom Marketing International, Inc., a Puerto Rican based full-service marketing communications agency (“NMI”), and the NMI shareholders. The agreement provides for us to acquire all of the outstanding shares of NMI in exchange for an amount of our common shares so that after such issuance, the NMI shareholders shall hold fifty percent (50%) of the company’s issued and outstanding shares. The close of the transaction is subject to NMI’s completion of two years of audited financial statements, the completion of each party’s due diligence, and certain other requirements. This transaction is expected to close during the second quarter of 2006.

NMI was founded in 1997 as a full-service marketing communications agency focused on serving multi-national organizations, as well as emerging growth companies seeking to enter or expand in the U.S. Hispanic/Latin American markets. NMI uses media as its main entry into the Hispanic and minority advertising space. NMI’s clients include Lucent Technologies, Royal Caribbean, RJR/Nabisco, Argent, IGT, Avaya, and others.

NMI has developed a special expertise in serving clients that are entering into or expanding their operations in the U.S. Hispanic marketplace, as well as the Latin America/Caribbean region. For these clients, NMI offers a unique marketing message by using television through syndicated programming to reach its market at a very cost efficient rate.

NMI has been built upon the proposition that its primary value to its clients lies in learning as much as possible about the client’s day-to-day business operations, marketing goals and corporate vision. In developing this customer intimacy, NMI becomes an extension of the client organization and a partner in achieving mutually beneficial goals. NMI is structured to develop long standing relationships with clients and receives revenue from consulting services.

In connection with the NMI acquisition, on January 31, 2006, we also entered into a Purchase and Sale Agreement with Rothschild Trust Holdings, LLC (an entity controlled by Leigh M. Rothschild, one of the company’s directors)(“RTH”) for the sale of certain issued and pending patents in exchange for the return of 13,241,223 shares of our common stock. As additional consideration, we were granted a license to use the patents pursuant to the terms of a License and Royalty Agreement, which grants us a twelve month right of election to license the patents. If we exercise the right of election, we will receive a two year exclusive license for the use of the patents that is renewable subject to performance, and RTH shall receive 10% royalties on all gross receipts as defined in the License and Royalty Agreement.

The Business of Connected Media/NMI

Upon completion of the NMI acquisition, NMI will be our wholly owned subsidiary and the sales and marketing activities of the companies will be combined to leverage the core competencies of both entities. NMI’s sales team will incorporate our exclusive patent licenses into its marketing and communications initiatives to both established and new clients. With the inclusion of NMI, we will be well positioned as a “converged media” solutions provider, able to offer customers in both the government and corporate sector marketing, communications, promotional and training solutions that leverage the convergence of traditional media with digital media, including patented processes to combine rich media content on CD, DVD and other discs with interactive dynamic content on the Internet. As a combined entity, our offerings to customers will be able to encompass a full turnkey “converged media” solution that can deliver and satisfy the customer’s needs across current and emerging media platforms, including Print, Television, Radio, Internet, CD, DVD and Mobile Devices such as mobile phones and PDA’s.

Through the license agreement with RTH, we are the exclusive licensor of United States Patent #6,101,534, “Interactive, Remote, Computer Interface System” (“‘534 Patent”) and a second patent, “A Media Validation System”, U.S. Patent No. 6,952,697. We also have exclusive rights to several additional patent applications filed with the United States Patent and Trademark Office.

In general, the claims of the ‘534 patent relate to technology that allows multimedia content stored on a removable local media (including, but not limited to CD-ROM and DVD-ROM discs) to be “controlled” or “released” for access by the user by visiting a related website on the Internet. Essentially every computer sold today has either a CD-ROM drive and/or a DVD drive and has the ability to access the Internet. In addition, it is anticipated that next generation DVD players will also have the ability to access the Internet, either directly, or by connecting through a home or business media hub. We believe this technology will offer content providers and advertisers opportunities to combine the dynamic capabilities of the Internet with disc based or similar local content. Advertisers can use this technology to control access to disc based ads and promotions, allowing them to time release content, track usage and add updated information from the internet.

Leveraging the established customer base and experience of NMI, we will continue to be active in the following activities:

•

Developing Applications and Solutions - We plan to develop applications and solutions based upon our patent licenses along with the other patents in the licensed portfolio. We will often create working demos and proof of concept technology for specific applications in order to demonstrate its offering to potential customers and licensees. The areas where we believe our technology can be used include: making available full motion video without the need for a broadband connection; directing customers to specific related websites where dynamic information and content could be added to their CD experience; capturing demographic information on a website in exchange for giving the user access to enhanced or bonus content on a CD; and preventing piracy.

•

Licensing - We plan to license rights under the patents(s), and or rights to utilize specific patented applications to third parties. Currently we are targeting potential licensees in the areas of advertising and promotion, film, music, video, television, education and travel, among others.

The markets that we intend to pursue include educational and distance learning, interactive training, entertainment (film, music and video areas), travel related marketing services, advertising, publishing, digital photography and real estate.

In addition, we are also in negotiations to acquire certain assets of NewsProNet, LLC, a leader in converged media content solutions and interactive branding strategies for local broadcasters. NewsProNet is a strategic content creation company with a business-to-business distribution model. NewsProNet’s clients are media companies who use the company’s content and programming strategies to help drive audience to their broadcast and Internet properties. NewsProNet’s services include consulting and client training to maximize the impact and effectiveness of strategic content products. If we are able to execute a definitive agreement with NewsProNet, the assets of

NewsProNet will provide us with several additional valuable intellectual property assets (including a vast compilation of broadcast content) while simultaneously providing us with numerous cross-selling and business development opportunities. We anticipate executing a definitive agreement for the acquisition of these assets in the second quarter of 2006.

We remain a development stage company in the very early stages of implementing our business plan. We believe that if potential revenue streams materialize from our services and applications in a timely and meaningful fashion, it will enable us to increase shareholder value. However, we do not believe that cash flow from operations alone will be sufficient to fund our activities in the next 12 months. As of March 31, 2006, we had total assets of approximately $172,771 ($66,639 of which is cash), and total liabilities of approximately $ 3,937,268. As described below, we will need to obtain additional financing for us to both implement our plans and to continue as a going concern.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires us to make judgments, assumptions, and estimates that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Note 3 to the Unaudited Consolidated Financial Statements describe the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements. These critical accounting policies are affected significantly by judgments, assumptions, and estimates used in the preparation of the Consolidated Financial Statements and actual results could differ materially from the amounts reported based on these policies.

Accounting for Derivatives - We evaluate our convertible debt, options, warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for under Statement of Financial Accounting Standards 133 "Accounting for Derivative Instruments and Hedging Activities" and related interpretations including EITF 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock". The result of this accounting treatment is that the fair value of the embedded derivative is marked-to-market each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the consolidated statement of operations as other income or expense. Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity. Equity instruments that are initially classified as equity that become subject to reclassification under SFAS 133 are reclassified to liability at the fair value of the instrument on the reclassification date.

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

We recognize other income from patent infringement claims when the claim is settled, whether by negotiation or litigation. We recognized a total of $0 in “other income” during 2005; we have recorded $0 in “other income” for the three months ended March 31, 2006.

Impairment of Long-Lived Assets. Our long-lived assets consist of patents (having a fair value of zero for GAAP purposes) and equipment. We review long-lived assets and certain identifiable assets related to those assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recoverable. If the undiscounted future cash flows of the long-lived assets are less that the carrying amount, their carrying amount is reduced to fair value and an impairment loss is recognized. None of our long-lived assets required an impairment charge during the three months ended March 31, 2006.

Contingencies and Litigation. We record a reserve for contingencies and litigation when an adverse outcome is probably and the amount of the potential liability is reasonably estimable. We are not currently a party in any litigation nor are we subject to any such contingencies.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2006 COMPARED TO THREE MONTHS ENDED MARCH 31, 2005

Revenue. Our revenue was zero and zero for the three months ended March 31, 2006 and 2005 respectively.

Operating Expenses. Operating expenses for the three months ended March 31, 2006 was $768,216 compared to operating expenses of $286,075 for the same period in 2005. The increase in operating expenses results primarily from an increase in payroll and stock based compensation, professional fees, equity line commitment fees, restructuring fees and an increase in research and development costs.

Other income. $0 in “other income” was recognized for the three months ended March 31, 2006. We recognized $0 in “other income” for the three months ended March 31, 2005.

Net Loss. Our net loss for the three months ended March 31, 2006 was $ 2,397,397 compared to a net loss of $ 291,184 for the same period in 2005. The net loss resulted primarily from the absence of revenue or “other income” coupled with the increase in operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2006, we had $ 66,639 in cash. We have no other liquid assets. The company intends to finance its activities through use of the private and public debt and equity financing, including use of the proceeds from the 2006 Montgomery Notes, described below.

Prior to the April 2005 and January 2006 Montgomery transaction (described below), we financed our activities primarily through a prior loan from Montgomery Equity Partners and loans from, and loans secured by, related parties.

Our cash requirements for the next twelve months are approximately $2.5 million, including requirements for working capital (estimated to be approximately $1.1 million), research and development (estimated to be approximately $100,000), personnel additions (estimated to be approximately $300,000), licensing activities (estimated to be approximately $100,000) and debt service and repayment (estimated to be approximately $900,000). The company expects to obtain the necessary funds during the course of the twelve-month period and will manage its activities accordingly. In the event we are not able to generate sufficient funds from operations or financing from Montgomery, we will seek to obtain funding from other means, including the use of private and public debt and equity financing.

We received an audit opinion for the fiscal years ended December 31, 2005, 2004 and 2003 that included a “going concern” risk, which raised substantial doubt regarding our ability to continue as a going concern. We are currently in the development stage and do not believe that cash flow from operations will be sufficient to fund our activities over the next 12 months. Our ability to continue as a going concern is dependent upon obtaining additional public and private equity and debt financing, (which we do not anticipate in the foreseeable future). We cannot be certain that additional funding will be available as needed, or upon terms that are favorable. If we are unable to obtain the necessary funding, we may need to curtail the implementation of our core business activities and risk going out of business.

On April 11, 2005, we entered into a Standby Equity Distribution Agreement with Cornell Capital Partners, LP ("Cornell"). The Standby Equity Distribution Agreement contemplated our ability to periodically sell to Cornell Capital Partners shares of our common stock for a total purchase price of up to $10.0 million. Simultaneous with the execution of the Standby Equity Distribution Agreement, we executed a Promissory Note in favor of Montgomery Equity Partners, Ltd. ("Montgomery") in the principal amount of $600,000 ("April 2005 Note"). In January 2006, the Standby Equity Distribution Agreement was terminated, and the April 2005 Note was rolled into a new promissory note. Specifically, on January 31, 2006, we completed a financing agreement for $1,660,000 with Montgomery. The amount included the original principal amount of $600,000 previously funded pursuant to the April 2005 Note plus accrued interest and a 10% termination fee. Of the remaining $1,000,000 balance of the note, $400,000 was funded on January 31, 2006, $300,000 is scheduled to be funded on or about April 30, 2006 (90 days from closing of the first funding) and an additional $300,000 is to be funded on or about June 30, 2006 (150 days from closing of the first funding). Under the terms of the agreement, we issued to Montgomery a secured convertible debenture in the amount of $ 718,000 which represents the original principal, interest and fees for the $600,000 previously funded as well as an additional secured convertible debenture in the amount of $400,000. Both convertible debentures have an interest rate of 14% and maturity dates of April 30, 2007, and are convertible into shares of our common stock at a conversion price equal to the lesser of (a) $0.04 or (b) seventy five percent (75%) of the lowest Closing Bid Price of the Common Stock, as quoted by Bloomberg, LP, of the ten (10) trading days immediately preceding the

Conversion Date. The Conversion Price may be adjusted pursuant to the other terms of this Debenture.

The Convertible Debentures are secured by a first priority lien on all of our assets. As further security for our obligations under the Convertible Debentures, we executed an Amended and Restated Pledge Agreement, pursuant to which we re-pledged the 60,000,000 shares of our common stock to Montgomery that were originally pledged pursuant to the April 2005 Note.

Pursuant to the funding transaction, Montgomery was also issued a warrant for 8,000,000 shares of our common stock. The warrant is exercisable through January 31, 2009. The exercise price per share under the warrant is $0.0001 per share and the shares issuable upon exercise of the warrant are to be included in the registration statement.

Pursuant to the terms of a Registration Rights Agreement, we are required to register the shares underlying the Convertible Debentures, as well as the shares to be issued pursuant to the Warrant within 60 days from the Closing Date of the Stock Purchase Agreement with NMI and to have the registration statement declared effective 90 days from the date thereof. In the event that the registration statement is not filed or declared effective within these time limits, we may be subject to liquidated damages in the amount of 2% of the entire funding amount per month and may be deemed in default of the operative agreements.

The Montgomery financing transaction was approved by the unanimous consent of our Board of Directors on January 31, 2006. A majority of our stockholders approved the action by written consent in lieu of a meeting on March 16, 2006. The Montgomery financing documents adopted by our Board of Directors were filed as exhibits to our Form 8K with the Securities and Exchange Commission on February 8, 2006, and are hereby incorporated by reference.

CAPITAL EXPENDITURES AND COMMITMENTS

We did not acquire a material amount of fixed assets during the three month period ending March 31, 2006 and currently do not plan to do so during the next fiscal year.

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

In December 2004, the FASB issued SFAS 153 “Exchanges of Non-monetary Assets” - an amendment of APB Opinion No. 29. This Statement amended APB Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The adoption of this Standard is not expected to have any material impact on the company’s consolidated financial position, results of operations or cash flows.

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

We intend to generate and collect periodic royalty revenue in connection with licensing agreements associated with intellectual property. Royalty revenue is recognized as it is earned. We recognize income from licensing of patents ratably over the lesser of the economic or legal life of any granted licenses. We did not recognize any royalty revenue or licensing revenue during 2005, and have recognized $0 in royalty revenue during the first three months of 2006.

Going Concern. We have been in the exploration stage since inception on July 19, 2001 and have not generated any revenues from planned operations, recorded a net loss of $ 2,397,397 for the three months ended March 31, 2006, and remain in serious need of additional financing to fully implement our business plans. These factors among others indicate that the company may be unable to continue as a going concern, particularly in the event that it cannot obtain additional financing. The accompanying financial statements do not include any adjustments relating to the recoverability of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the company cannot continue in existence.

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

We have a history of operating losses

The company has a history of operating losses and there is no guarantee we will be able to achieve a positive operating income in the future and, if achieved, sustain such positive operating income. For the period July 19, 2001 (inception) to March 31, 2006, we had an aggregate net loss of $ 4,387,131. Accordingly, an investment in the company is extremely speculative in nature and involves a high degree of risk.

Our business is dependent on the exploitation of our portfolio of patents, which to date have generated limited income.

We are a development stage company and have a limited income history. There can be no assurance that we will be able to generate income or achieve profitability in the future from our intended operations. If profitability is achieved there is no assurance that it can be sustained. We anticipate that creating and marketing new technology will require additional expenditures. Accordingly, an investment in us is extremely speculative in nature and involves a high degree of risk.

Our auditors have expressed an opinion that there is substantial doubt about our ability to continue as a going concern

In its report dated March 17, 2006, Salberg & Company, P.A. expressed an opinion that there is substantial doubt about our ability to continue as a going concern. As discussed in the accompanying unaudited consolidated financial statements, for the three months ending March 31, 2006, the company had $0 in revenues, a net loss of $ 2,397,397 and cash used in operations of $ 200,444. Also, at March 31, 2006 the company had a working capital deficiency of $ 3,805,612, a stockholder’s deficiency of $ 3,764,497, and an accumulated deficit during the development stage of $ 4,387,131. For the immediately preceding fiscal year ending December 31, 2005, the company had no revenues, a net loss of $ 1,567,108, cash used in operations of $ 668,368, a working capital deficiency of $ 1,895,732, a stockholder’s deficiency of $ 1,884,668 and a deficit accumulated during development state of $ 1,989,734. If we are unable to continue as a going concern, you may lose your entire investment.

We need additional financing and if we are unable to raise the capital necessary, we may be forced to abandon or curtail our business plan or operations

As of March 31, 2006, our working capital (current assets less current liabilities) was $ ($ 3,805,612). Other than the current financing with Montgomery, we do not have any continual commitments or identified sources of additional capital from third parties or from its officers, directors or majority shareholders. There is no assurance that additional financing will be available on favorable terms, if at all.

Developing prototype applications based upon patents and intellectual property can be time-consuming and complicated.

Developing prototype applications based upon our licensed patents and intellectual property can be time-consuming and complicated. Problems and delays in the application development and deployment process often arise. Given that we expect a substantial portion of our future revenue to come from licensing particular applications of patented technology and intellectual property, any problems or delays in the application development and deployment process could adversely affect our revenue.

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

We are reliant on key personnel and if we lose any of its key employees, it could have a material adverse effect on our business and operations

Our success depends largely on highly skilled personnel. We rely upon personnel having skills in areas such as sales, marketing, application development, and skills relating directly to developing and commercializing the company’s intellectual property and intellectual property that the company licenses. The loss of the services of any key personnel could adversely affect us.

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

Our shares are listed on the Over-the-Counter Bulletin Board, and have had a limited volume of sales, thus providing a limited liquidity into the market for our shares. Moreover, the price of our shares may be subject to wide fluctuations in response to several factors, including, but not limited to the sale of shares by Montgomery as a result of the exercise of their conversion rights. The size of such sales could be substantially grater than the normal amount of trading occurring in our stock and could have a substantial influence on the price of our stock.

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

As a result of the evolving nature of the markets in which we compete, and the early stage in development of our business plan, we believe that our operating results may fluctuate materially, as a result of which quarter-to-quarter comparisons of our results of operations may not be meaningful. Until we have successfully completed our acquisition of NMI and further developed and demonstrated uses for our intellectual property, our quarterly results of operations may fluctuate significantly.

Our common stock is deemed to be “penny stock,” which may make it more difficult for investors to sell their shares due to suitability requirements

Our common stock is deemed to be “penny stock” as that term is defined in Rule 3a51-1 promulgated under the Securities Exchange Act of 1934. Penny stocks are stocks: (a) with a price of less than $5.00 per share; (b) that are not traded on a “recognized” national exchange; (c) whose prices are not quoted on the Nasdaq automated quotation system; (d) Nasdaq stocks that trade below $5.00 per share are deemed a “penny stock” for purposes of Section 15(b)(6) of the Exchange Act; (e) issuers with net tangible assets less than $2.0 million (if the issuer has been in continuous operation for at least three years) or $5.0 million (if in continuous operation for less than three years), or with average revenues of less than $6.0 million for the last three years.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of March 31, 2006. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the first quarter of fiscal 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II	OTHER INFORMATION

Item 1 Legal Proceedings

Not applicable.

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 4 Submission of Matters to a Vote of Security Holders

The Company filed a Form 14C on April 6, 2006 notifying the shareholders that shareholders holding approximately 76.02% of the outstanding common stock of the Company approved the following actions of the Company on March 16, 2006:

1.

Amending the Articles of Incorporation of the Company, pursuant to which the maximum number of shares of stock that the Company shall be authorized to have outstanding at any time shall be increased to two billion (2,000,000,000) shares of common stock at par value of $.0001 with no preemptive rights.

2.

The Stock Purchase Agreement and Share Exchange (the “Agreement”) with Natcom Marketing International (“NMI”), a Puerto Rican based full-service marketing communications agency (“NMI”), and the NMI shareholders.

3.	The election of a new Board of Directors for the Company upon the completion of the Agreement with NMI to serve until the next annual stockholder’s meeting.
4.	The financing agreement for $1,660,000 with Montgomery Equity Partners, Ltd.
5.

The Purchase and Sale Agreement and the License and Royalty Agreement with Rothschild Trust Holdings, LLC, and the Escrow Agreement by and among the Company, the Trust, Montgomery, and David Gonzalez, as the Escrow Agent.

Item 5 Other Information

Not applicable.

Item 6 Exhibits and Reports of Form 8-K

On February 8, 2006, the Company filed a Form 8-K disclosing the Stock Purchase Agreement and Share Exchange with Natcom, the financing agreements with Montgomery, and the Purchase and Sale Agreements and License and Royalty Agreement with RTH.

On March 9, 2006, the Company filed a Form 8-K disclosing a change in directors.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Connected Media Technologies, Inc.

By: /s/ Jeffrey W. Sass
Dated:	May 22, 2006	Jeffrey W. Sass
Chief Executive Officer

By: /s/ Jay Howard Linn
Dated:	May 22, 2006	Jay Howard Linn
Chief Financial Officer
Chief Accounting Officer