Form 10QSB
period 2006-06-30
Connected Media Technologies, Inc.
filed 2006-08-14
CIK 1302135

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_________________

FORM 1O-QSB

_________________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE

QUARTERLY PERIOD ENDED JUNE 30, 2006

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

80 SW 8th Street, Suite 2230

Miami, FL 33130

(Address of Principal Executive Offices)

(954) 727-8218

(Issuer’s Telephone Number, Including Area Code)

950 South Pine Island Road

Suite A150-1094

Plantation, Florida 33324

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 606,815,326* shares of common stock were outstanding as of August 14, 2006.

* This number includes 2,000,000 shares that have been redeemed by the Company

CONNECTED MEDIA TECHNOLOGIES, INC.

FORM 10QSB

FOR THE QUARTERLY PERIOD ENDING JUNE 30, 2006

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

BASIS OF PRESENTATION

The accompanying unaudited financial statements are presented in accordance with US generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying statements should be read in conjunction with the audited financial statements for the year ended December 31, 2005. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the six months ended June 30, 2006 are not necessarily indicative of results that may be expected for the year ending December 31, 2006. The financial statements are presented on the accrual basis.

FINANCIAL STATEMENTS AND EXHIBITS.

For the information required by this Item, refer to the Index to Financial Statements appearing on page F-1 of the registration statement.

Connected Media Technologies, Inc. and Subsidiary

(A Development Stage Company)

FINANCIAL STATEMENTS

AS OF JUNE 30, 2006

Connected Media Technologies, Inc. and Subsidiary

(a development stage company)

Financial Statements Table of Contents

CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)	Page #

Consolidated Balance Sheet (Unaudited)	F-2

Consolidated Statements of Operations (Unaudited)	F-3

Consolidated Cash Flow Statements (Unaudited)	F-4/F-5

Notes to unaudited consolidated Financial Statements	F-6

Connected Media Technologies, Inc. and Subsidiary
(A Development Stage Company)
Consolidated Balance Sheet
June 30, 2006
(Unaudited)

ASSETS

Current Assets
Cash	$9,205
Prepaid expenses	22,947
Promissory note receivable	50,616
Total Current Assets	82,768

Office equipment, net of $26,294 accumulated depreciation	8,531

Other Assets
Debt issue costs, net	24,072

Total Assets	$115,371

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities
Accounts payable	$110,558
Accounts payable - related parties	203,048
Accrued expenses	65,991
Accrued compensation - officers	318,879
Accrued payroll taxes payable	16,275
Accrued interest payable - related party	14,773
Accrued interest payable	307
Loan payable	10,446
Line of credit	250,000
Note payable - related party	202,000
Convertible notes payable, net of discount of $748,618	369,382
Embedded conversion option liability	1,248,189
Warrant liability	32,699
Total Current Liabilities	2,842,547

Total Liabilities	2,842,547

Commitments and Contingencies (See Note 12)

Stockholders’ Deficiency
Preferred stock, $0.0001 par value; 10,000,000 shares authorized,
none issued and outstanding	-
Common stock, $0.0001 par value; 2,000,000,000 shares authorized,
306,307,663 shares issued 291,066,440 outstanding	30,631
Additional paid-in capital	776,002
Deficit accumulated during the development stage	(3,132,692)
(2,326,059)
Less: Deferred consulting	(1,292)
Less: Treasury stock (15,241,223 shares at cost)	(399,825)
Total Stockholders’ Deficiency	(2,727,176)

Total Liabilities and Stockholders’ Deficiency	$115,371

Connected Media Technologies, Inc. and Subsidiary
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)
					For the
					Period from
	Three Months Ended		Six Months Ended		July 19, 2001
	June 30,		June 30,		(Inception) to
	2006	2005	2006	2005	6/30/06

Revenue	$40,000	$-	$40,000	$-	$40,000
Cost of goods sold	9,362	-	9,362	-	9,362
Gross Profit	30,638	-	30,638	-	30,638

Operating Expenses
Payroll, contract services and stock based compensation	122,909	157,008	562,342	306,609	1,538,803
Professional fees	62,795	128,967	99,210	192,652	1,032,022
Research and development	146	10,142	4,006	22,265	62,177
Rent	482	6,992	1,220	13,817	46,626
Depreciation	1,306	(1,110)	2,532	3,507	32,151
Costs of recapitalization	-	-	-	-	62,217
Equity line commitment fee expense	-	19,531	134,417	19,531	238,773
Restructuring fees	-	-	106,000	-	106,000
General and administrative	43,348	89,940	89,475	139,164	380,022
Impairment loss	-	-	-	-	61,265
Total Operating Expenses	230,986	411,470	999,202	697,545	3,560,056

Loss from Operations	(200,348)	(411,470)	(968,564)	(697,545)	(3,529,418)

Other Income (Expense)
Other Income	616	-	616	-	705,616
Gain on settlement and transfer of property with officer	450,577	-	450,577	-	450,577
Change in fair market value of embedded conversion option liability	612,480	-	(351,797)	-	(351,797)
Change in fair market value of warrant liability	622,480	-	142,276	-	142,276
Interest expense - related party	-	-	(4,126)	-	(14,712)
Interest expense	(231,366)	(27,585)	(411,940)	(32,694)	(535,234)
Total Other Expense	1,454,787	(27,585)	(174,394)	(32,694)	396,726

Net income (Loss)	$1,254,439	$(439,055)	$(1,142,958)	$(730,239)	$(3,132,692)

Net Income (Loss) Per Share - Basic and Diluted	$-	$-	$-	$-	$-

Weighted average number of shares outstanding
during the period - basic and diluted	291,066,443	298,860,952	292,639,980	295,482,578	279,551,503

Connected Media Technologies, Inc. and Subsidiary
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

			For the
			Period from
	Year Ended		July 19, 2001
	June 30, 2006		(Inception) to
	2006	2005	June 30, 2006
Cash Flows From Operating Activities:
Net Loss	$(1,142,958)	$(730,239)	$(3,132,692)
Adjustments to reconcile net (loss) to net cash
Provided by (Used in) operations:
Change in fair value of derivatives	209,521	-	209,521
Amortization of debt issue costs	11,878	-	11,878
Amortization of debt discount	369,385	-	369,385
Depreciation	2,533	3,507	32,152
Gain on settlement and transfer of property	(450,577)	-	(450,577)
Stock options issued for services	-	836	836
Stock issued as restructuring fee	76,000	6,000	132,000
Amortization stock options	38,273	-	38,273
Recognition of stock based compensation for employee stock option grants	305,489	15,864	334,379
Recognition of equity line commitment fee expense	134,417	19,531	205,265
Recognition of deferred compensation	1,709	342	4,103
Recognition of deferred consulting	12,751	66,615	158,445
Impairment loss - patent and trademark	-	-	61,265
Changes in operating assets and liabilities:
(Increase) Decrease
Prepaid Expenses	(20,446)	(19,262)	(22,946)
Increase (Decrease)
Accounts payable	(12,849)	2,340	110,557
Accounts payable - related party	18,557	46,299	203,048
Accrued expenses	60,346	15,000	125,991
Accrued compensation - officers	114,984	69,644	504,629
Accrued payroll taxes payable	129	17,884	16,275
Accrued interest payable - related party	4,007	4,130	14,773
Accrued interest receivable	(616)	-	(616)
Accrued interest payable	(857)	3,480	58,308
Net Cash Used In Operating Activities	(268,324)	(478,029)	(1,015,748)

Cash Flows From Investing Activities:
Purchase of equipment	-	(8,216)	(40,683)
Patent and trademark cost disbursements	-	-	(61,265)
Advance to related party	-	-	(20,000)
Disbursement of promissory note receivable	(50,000)	-	(50,000)
Loan repayment from related party	-	20,000	20,000
Cash acquired in recapitalization	-	-	405
Net Cash Provided By (Used In) Investing Activities	(50,000)	11,784	(151,543)

Cash Flows From Financing Activities:
Proceeds from issuance of common stock	-	-	20,000
Proceeds from promissory notes	-	600,000	600,000
Equity line commitment fee disbursement	-	(85,000)	(85,000)
Proceeds from related party notes	-	42,000	232,000
Debt issue costs and lender fees	(85,950)	-	(85,950)
Proceeds from convertible notes	400,000	-	400,000
Payments on related party notes	-	(30,000)	(30,000)
Recapitalization consideration paid for treasury shares	-	-	(135,000)
Proceeds from line of credit	1,625	97,000	250,000

Proceeds from related party loans	-	-	266,000
Repayments of related party loans	-	-	(266,000)
Proceeds from Insurance financing	10,446	-	10,446
Net Cash Provided by Financing Activities	326,121	624,000	1,176,496

Net Increase in Cash	7,797	157,755	9,205

Cash at Beginning of Period	1,408	33,991	-

Cash at End of Period	$9,205	$191,746	$9,205

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-	$14,420
Cash paid for taxes	$-	$-	$-

Supplemental disclosure of Non-Cash Investing and Financing Activities:

Common stock issued for compensation	$-	$-	$4,103
Common stock issued for consulting services	$-	$-	$158,901
Deferred equity line commitment fee	$-	$-	$120,264
Reclassification of warrant fair value from equity to liability	$3,365	$-	$3,365
Initial recording of debt discount	$1,068,000	$-	$1,068,000
Restructuring of note, accrued interest and liquidated damages	$718,000	$-	$718,000

Connected Media Technologies, Inc. and Subsidiary

(A Development Stage Company)

Notes to Consolidated Financial Statements

June 30, 2006

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

As reflected in the accompanying consolidated financial statements, the company has minimal revenues, a net loss of $1,142,958 and net cash used in operations of $268,324 for the six months ended June 30, 2006, and a working capital deficiency of $2,759,779, a stockholders’ deficiency of $2,727,176 and a deficit accumulated during development stage of $3,132,692 at June 30, 2006.

The Company has minimal revenues, incurred cumulative losses since inception and has funded operations primarily through related-party loans and investor capital. The ability of the company to continue as a going concern is dependent on the company’s ability to further implement its business plan, raise capital, and generate revenues from the licensing of the #534 Patent. The consolidated financial statements do not include any adjustments that might be necessary if the company is unable to continue as a going concern.

The company is currently a development stage company and its continued existence is dependent upon the company’s ability to resolve its liquidity problems, principally by obtaining additional debt financing and/or equity capital. In January 2006, the Company obtained debt financing. (See Note 9). The company has yet to generate an internal cash flow, and until licensing activities commence, the company is very dependent upon debt and equity funding. In July 2006, the Company acquired Natcom Marketing International Inc. (see Note 13)

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

Connected Media Technologies, Inc. and Subsidiary

(A Development Stage Company)

Notes to Consolidated Financial Statements

June 30, 2006

(Unaudited)

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

The Company maintains its cash in bank deposit accounts, which, at times, exceed federally insured limits. As of June 30, 2006, the Company did not have any deposits in excess of federally insured limits. The Company has not experienced any losses in such accounts through June 30, 2006.

The Company has two patents available for licensing as of June 30, 2006.

Note 5	Net Loss Per Share

In accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share", basic earnings per share is computed by dividing the net income (loss) less preferred dividends for the period by the weighted average number of shares outstanding. Diluted earnings per share is computed by dividing net income (loss) less preferred dividends by the weighted average number of shares outstanding including the effect of share equivalents. At June 30, 2006 there were 21,300,000 options outstanding ("Issued Options") and 8,200,000 warrants outstanding ("Issued Warrants") that could potentially dilute future earnings per share. For the period from July 19, 2001 (inception) to June 30, 2006, the 21,300,000 Issued Options and 8,200,000 Issued Warrants represented the only common share equivalents, which could potentially dilute future earnings per share. The effect of these common stock equivalents is anti-dilutive since the company reflects a net loss.

Note 6 Promissory Note Receivable

On February 13, 2006, the Company accepted a promissory note for $50,000 from Natcom Marketing International, Inc. for an original term of one year bearing interest at the annual rate of 5%, in exchange for a loan. Interest began to accrue on April 1, 2006. The borrowing was unsecured. At June 30, 2006, $50,000 remains outstanding with related accrued interest of $616. (See Note 13)

Note 7	Debt Issue Costs

On January 31, 2006, the Company issued a convertible debenture totaling $1,118,000 to Montgomery Equity Partners, Ltd. (“Montgomery”). In connection with the issuance, $35,950 of distributed funds were classified as debt issue costs and recorded as an asset. These costs are fees and expenses incurred in connection with obtaining the debt funding from entities other than the lender. The debt issue costs will be amortized to debt issue cost expense over the life of the debt beginning in 2006. During the six months ended June 30, 2006, amortization was $11,878. The remaining balance of debt issue costs at June 30, 2006 was $24,072.

Note 8	Notes Payable, Related Party and Accrued Interest Payable, Related Party

On January 31, 2006, the maturity date of a $165,000 note payable to an entity related to our Chairman and CEO was extended to December 9, 2006 pursuant to a Loan Extension Agreement dated January 31,

Connected Media Technologies, Inc. and Subsidiary

(A Development Stage Company)

Notes to Consolidated Financial Statements

June 30, 2006

(Unaudited)

2006. The extension provides for the same terms currently in force under the original debt agreement. At June 30, 2006, $165,000 remains outstanding. Related accrued interest payable was $12,067.

On January 31, 2006, the maturity date of a $25,000 note payable to an entity related to our Chairman and CEO was extended to December 9, 2006 pursuant to a Loan Extension Agreement dated January 31, 2006. The extension provides for the same terms currently in force under the original debt agreement. At June 30, 2006, $25,000 remains outstanding. Related accrued interest payable was $1,828.

On March 9, 2005, the company entered into a line of credit arrangement to borrow up to an additional $55,000 from Trust III. This borrowing was originally secured, but the security interest was terminated via Termination Agreement dated March 21, 2005. The line of credit arrangement is evidenced by the issuance of a Promissory Note/Line of Credit. The note bears interest at 10% per annum and was originally payable at the earliest of the company receiving a bridge loan or equity investment that nets proceeds to the company of at least $300,000, or December 9, 2005. On May 16, 2005, the maturity date of this note was extended to December 9, 2005 pursuant to the Loan Extension Agreement; the extension provides for the same terms currently in force under the original debt agreement. On January 31, 2006 the maturity date of a line of credit note, relating to a $55,000 line, was extended to December 9, 2006 pursuant to a Loan Extension dated January 31, 2006; the extension provides for the same terms currently in force under the original debt agreement. At June 30, 2006, $12,000 remains outstanding. Related accrued interest payable at June 30, 2006 was $878.

Total Notes Payable, Related Party aggregated $202,000 at June 30, 2006. At June 30, 2006, the company had Accrued Interest Payable, Related Party for $14,773.

Note 9	Termination of Promissory Note and SEDA and Issuance of New Convertible Debentures and Warrants

On January 31, 2006, the Company and Cornell Capital Partners, LP (“Cornell”) entered into a Termination Agreement terminating the Standby Equity Distribution Agreement, Registration Rights Agreement, Escrow Agreement, and Placement Agent Agreement all of which are dated April 14, 2005. Pursuant to the terms of the Termination Agreement, Cornell retained the portion of the commitment fee consisting of 3,800,000 shares of common stock of the Company. Additionally, on the termination date, the Company issued to Cornell an additional 3,800,000 shares of common stock of the Company. Additionally, Cornell retained the Warrant dated April 14, 2005 for 200,000 shares of the Company’s common stock. The entire 7,600,000 shares issued to Cornell and the 200,000 shares underlying the warrant shall have “piggy-back” registration rights. In connection with the termination of the SEDA and related documents, the Company withdrew the registration statement with the Securities and Exchange Commission, which was originally filed on June 6, 2005. The remaining $134,416 deferred balance of the deferred equity line commitment fee was expensed.

On January 31, 2006 (the “Closing Date”), the Company completed a financing agreement for $1,600,000 (which includes a refinance of a $600,000 promissory note issued in April 2005 with Montgomery Equity Partners, Ltd. (“Montgomery”). Of such amount, the original principal amount of $600,000 was previously funded pursuant to a non-convertible Promissory Note dated April 14, 2005, $400,000 was funded on the Closing Date, $300,000 shall be funded Ninety (90) days from the closing and $300,000 shall be funded One Hundred Fifty (150) days from the closing. Under the terms of the agreement, the Company issued to Montgomery a secured convertible debenture in the amount of $718,000 which

Connected Media Technologies, Inc. and Subsidiary

(A Development Stage Company)

Notes to Consolidated Financial Statements

June 30, 2006

(Unaudited)

represents the original principal, interest and accrued liquidated damages for the $600,000 previously funded as well as an additional secured convertible debenture in the amount of $400,000. Both convertible debentures have an interest rate of 14% and maturity dates of April 30, 2007, and are convertible into shares of the Company’s common stock at a conversion price equal to the lesser of (a) $0.04 or (b) seventy five percent (75%) of the lowest Closing Bid Price of the Common Stock, as quoted by Bloomberg, LP, of the ten (10) trading days immediately preceding the Conversion Date. The Conversion Price may be adjusted pursuant to the other terms of this Debenture.

The Convertible Debentures are secured by a first priority lien on all of the Company’s assets. As further security for the Company’s obligations under the Convertible Debentures, the Company executed an Amended and Restated Pledge Agreement, pursuant to which the Company re-pledged the 60,000,000 shares of its common stock to Montgomery that were originally pledged pursuant to the Note to Montgomery dated April 14, 2005 and are held in escrow.

Pursuant to the funding transaction, Montgomery was also issued a warrant for 8,000,000 shares of the Company’s common stock. The warrant is exercisable for a period of three years from the date of issuance, which is January 31, 2006. The exercise price per share under the warrant is $0.0001 per share and the shares issuable upon exercise of the warrant are to be included in the registration statement.

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

As discussed above, the company received gross proceeds of $400,000. In connection with the debt issuance, $111,679 was deducted from the gross proceeds. $50,000 is being deferred as debt discount and amortized over the life of the convertible debentures, which is four hundred and fifty four days. Other fees taken from the $400,000 in gross proceeds include $25,729 relating to prepaid interest and $ 35,950 of structuring fees and related costs and fees, which are treated as debt issue costs. (See Note 7)

Net proceeds of $ 288,321 were calculated as follows:

Gross proceeds	$ 400,000
Less: commitment fee	$ (50,000)
Less: prepaid interest	$ (25,729)
Less: debt issue costs	$ (35,950)

Net proceeds	$ 288,321

The Company evaluated whether or not the secured convertible debentures contain embedded conversion options, which meet the definition of derivatives under SFAS 133 "Accounting for Derivative Instruments and Hedging Activities" and related interpretations. The Company concluded that since the secured convertible debentures had a variable conversion rate the Company could not guarantee it would have enough authorized shares pursuant to the criteria of EITF 00-19 and therefore the embedded conversion

Connected Media Technologies, Inc. and Subsidiary

(A Development Stage Company)

Notes to Consolidated Financial Statements

June 30, 2006

(Unaudited)

option must be accounted for as a derivative. In addition, the liquidated damage penalty in the Registration Rights Agreement would cause derivative classification. In addition, all non-employee options or warrants must be classified as liabilities for the same reason. The Company recorded an embedded conversion options liability of $1,047,539 and warrant liability relating to 8,000,000 warrants of $159,457 at the January 31, 2006 funding date with a debt discount of $1,118,000 and charge to change in fair value of embedded conversion option of $138,995. In addition, the $3,365, fair value of 200,000 existing warrants, was reclassified to warrant liabilities from stockholders’ equity at the funding date. From April 1, 2006 to June 30, 2006 their was a decrease in the fair value of the derivative liability which resulted in other income of $1,234,960. The change for the six months ended June 30, 2006 was a net $209,521 other expense.

Note 10	Stockholders’ Deficiency

(A)	Stock issuances and Cancellation of SEDA

On January 31, 2006, the Company and Cornell Capital Partners, LP ("Cornell") entered into a Termination Agreement terminating the Standby Equity Distribution Agreement, Registration Rights Agreement, Escrow Agreement, and Placement Agent Agreement all of which are dated April 14, 2005. Pursuant to the terms of the Termination Agreement, Cornell retained the portion of the commitment fee consisting of 3,800,000 shares of common stock of the Company. Additionally, on the termination date, the Company issued to Cornell an additional 3,800,000 shares of common stock of the Company, which are valued and recorded at $.02 per share or $76,000, which was charged to operations. Additionally, Cornell retained the warrant dated April 14, 2005 for 150,000 shares of the Company's common stock. The entire 7,600,000 shares issued to Cornell and the 150,000 shares underlying the warrant shall have "piggy-back" registration rights. In connection with the termination of the SEDA and related documents, the Company withdrew the registration statement with the Securities and Exchange Commission, which was originally filed on June 6, 2005.

(B)	Common Stock Options and Warrants Issued for Services

The company follows fair value accounting and the related provisions of SFAS 123R for all share based payment awards. The fair value of each option or warrant granted is estimated on the date of grant using the Black-Scholes option-pricing model. The following is a summary of all stock options and warrants granted to employees and non-employees in the first quarter of 2006:

a.	Employee award – 15,000,000 stock options (Director)

i.

On March 3, 2006, the Company granted 15,000,000 stock options to an employee for future services to be rendered. There was no defined requisite service period, see below for vesting provisions. The option grant was valued pursuant to SFAS 123R and totaled $287,048, which included one month of amortization based on the vesting provisions defined below.

The Company recognized compensation expense of $28,704 for the three months ended June 30, 2006.

Connected Media Technologies, Inc. and Subsidiary

(A Development Stage Company)

Notes to Consolidated Financial Statements

June 30, 2006

(Unaudited)

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

i.

On March 3, 2006, the Company granted 4,000,000 stock options to an employee for future services to be rendered. There was no defined requisite service period, see below for vesting provisions. The option grant was valued pursuant to SFAS 123R and totaled $76,546 which included one month of amortization based on the vesting provisions defined below.

The Company recognized compensation expense of $9,567 for the three months ended June 30, 2006, which includes one month of amortization based on the vesting provisions defined below.

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

Connected Media Technologies, Inc. and Subsidiary

(A Development Stage Company)

Notes to Consolidated Financial Statements

June 30, 2006

(Unaudited)

(C)	Capital Structure

On March 16, 2006, the company amended its articles of incorporation to increase the authorized common stock from 750,000,000 to 2,000,000,000 shares having a par value of $ 0.0001.

Note 11	Related Parties

At June 30, 2006, the Company had outstanding $203,048 of accounts payable to various related parties.

As described in Note 8, the Company had total notes payable, related party outstanding at June 30, 2006 of $202,000. At June 30, 2006, the company had accrued interest payable relating to those notes of $14,733 outstanding at June 30, 2006.

During the six months ended June 30, 2006, the Company recognized $40,000 of revenue related to a sub contract entered into with a related party to develop interactive training CD’s for the U.S. Department of Housing and Urban Development.

During the six months ended June 30, 2006, as a result of the below mentioned Rothschild transaction (Note 12 (D)), the Company placed into escrow 13,241,223 shares of common stock. The shares were valued based on the quoted trading price of $.02 at the date of the transaction resulting in a value of $264,825 of treasury stock. Under the same agreement, the above mentioned shares were reduced by the accrued compensation owed and the remaining monies due under the contract. The result was a reduction of accrued salary of $185,752 and a charge to expense of $73,191 for the remaining portion due under the contract. The net effect of the transaction was a gain on settlement and property transfer with officer of $450,577.

Note 12	Commitments and Contingencies

(A)	Litigation Settlement – Other Income

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

Connected Media Technologies, Inc. and Subsidiary

(A Development Stage Company)

Notes to Consolidated Financial Statements

June 30, 2006

(Unaudited)

(B)	Employment Agreements

On August 23, 2004, the company entered into the following employment agreements with its executive officers:

(1)	Chairman of the Board (See Note 11)

(i)	Term is from August 23, 2004 to August 23, 2006.
(ii)	Salary of $175,000 per year

(2)	President and CEO

(i)	Term is from August 23, 2004 to August 23, 2006.
(ii)	Salary of $175,000 per year

(3)	Executive Vice President

(i)	Term is from August 23, 2004 to August 23, 2006.
(ii)	Salary of $160,000 per year

At June 30, 2006, total accrued compensation to these officers was $318,879.

(C)	Consulting Agreement

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

On January 31, 2006, the Company entered into a Purchase and Sale Agreement with Rothschild Trust Holdings, LLC (the “Trust”), a related party, for the sale of certain issued and pending patents in exchange for the return of 13,241,223 shares of the Company’s common stock held by the Trust (the “Shares”). As additional consideration, the Trust granted the Company a license to use the patents pursuant to the terms of a License and Royalty Agreement, which grants the Company a twelve-month right of election to license the patents. If the Company exercises the right of election, the Trust shall grant the Company a two-year exclusive license for the use of the patents that is renewable subject to performance, and the Trust shall receive 10% royalties on all gross receipts as defined in the License and Royalty Agreement. (See note 11)

On January 31, 2006, the Company, the Trust, Montgomery, and David Gonzalez, as the Escrow Agent, entered into an Escrow Agreement, whereby the Trust agreed to place the 13,241,223 shares that were returned to the Company and the Company agreed to deposit royalties otherwise payable to the Trust into an escrow account held by the Escrow Agent until such time as royalties

Connected Media Technologies, Inc. and Subsidiary

(A Development Stage Company)

Notes to Consolidated Financial Statements

June 30, 2006

(Unaudited)

of $690,000 have been deposited into the escrow account or until Montgomery has been repaid and/or converted $690,000 of the Convertible Debentures. At such time, the Trust shall have 30 days to replace the Shares with $728,267.26, which shall be distributed to the Company in exchange for the Shares; otherwise, the Escrow Agent shall release the Shares to the Company and the royalties to the Trust. (See Note 11)

(E)	Acquisition of Natcom Marketing International, Inc.

On January 31, 2006 (the “SPA Effective Date”), the Company entered into a preliminary Stock Purchase Agreement and Share Exchange (the “Agreement”) with Natcom Marketing International, Inc., a Puerto Rican based full-service marketing communications agency (“NMI”), and the NMI shareholders. The close of the transaction is subject to NMI’s completion of two years of audited financial statements, to the completion of each parties due diligence, and certain other requirements.

NMI is focused on serving multi-national organizations, as well as emerging growth companies seeking to enter or expand in the U.S. Hispanic/Latin American markets. NMI uses television programming as its main entry into the Hispanic and minority advertising space. To date, NMI has entered into a letter of intent to purchase a controlling interest in NewsProNet Interactive, LLC (“NewsProNet”), an Atlanta based provider of converged media content solutions and interactive branding strategies for local broadcasters. (See Note 13)

Note 13	Subsequent Events

The closing of the transaction was completed on July 10, 2006 (the “Acquisition Date”). On the Acquisition Date, the Company acquired all of the outstanding shares of NMI in exchange for a total of fifty percent (50%) of newly issued shares of the Company’s common stock. As additional consideration, on the Acquisition Date, the Company is to reserve up to $250,000 of the funding received by Montgomery Equity Partners, LP (as described below) for distribution to NMI to be used toward the acquisition of a majority interest in NewsProNet. On the Acquisition Date, the Company also provided funding to NMI for the payment of certain outstanding debts, which included relief of the promissory note and accrued interest (See Note 6). Pursuant to the Agreement, on the Acquisition Date, NMI became a wholly owned subsidiary of the Company.

The transaction will be accounted for as a reverse acquisition using the purchase method of accounting since both Companies are considered operating entities and management of NMI has obtained control through (i) holding a significant minority interest (50%) with no other shareholder or group of shareholders holding equivalent rights and (ii) Board control. Accordingly, the consolidated financial statements subsequent to the acquisition will consist of the balance sheet of NMI at historical cost, the balance sheet of Connected Media Technologies, Inc. marked to fair value based on the purchase price, the historical operations of NMI and the operations of Connected Media Technologies, Inc. from the acquisition date.

Connected Media Technologies, Inc. and Subsidiary

(A Development Stage Company)

Notes to Consolidated Financial Statements

June 30, 2006

(Unaudited)

The purchase price is based on the average value of the Company’s shares during the period before and after the date of the agreement and the date of the announcement. This amount is estimated at $13,476,000. The purchase price will be allocated to the net assets of Connected Media Technologies Inc. based on their fair values. The preliminary estimated allocation of fair value of the net assets acquired which is subject to revision during the allocation period is as follows:

Cash	$9,205
Property	8,531
Other Assets	47,018
Goodwill	16,253,792
Current Liabilities	(2,842,546)
Purchase Price	$ 13,476,000

The Company expects to write-off the goodwill within a short period after the acquisition.

Also on July 10, 2006, in connection with the “Second Closing” contemplated by the Securities Purchase Agreement by and between the Company and Montgomery, the Company issued to Montgomery a secured convertible debenture in the amount of $ 300,000. The convertible debenture has an interest rate of 14% and a maturity date of April 30, 2007, and is convertible into shares of the Company’s common stock at a conversion price equal to the lesser of (a) $0.016 or (b) seventy five percent (75%) of the lowest Closing Bid Price of the Common Stock, as quoted by Bloomberg, LP, of the ten (10) trading days immediately preceding the Conversion Date. The Conversion Price may be adjusted pursuant to the other terms of this Debenture. In addition, upon an “Event of Default” (as that term is defined in the debenture), the conversion price will permanently be reduced to $ 0.0001.

On July 31, 2006, the Company entered into a non-binding letter of intent to purchase substantially all of the assets of NewsProNet Interactive, LLC (“NewsProNet”), an Atlanta based provider of converged media content solutions and interactive branding strategies for local broadcasters. NewsProNet is a strategic content creation company with a business-to-business distribution model. NewsProNet’s clients are media companies who use the company’s content and programming strategies to help drive audience to their broadcast and Internet properties. NewsProNet’s services include consulting and client training to maximize the impact and effectiveness of strategic content products. If we are able to execute a definitive agreement with NewsProNet, the assets of NewsProNet will provide us with several additional valuable intellectual property assets (including a vast compilation of broadcast content) while simultaneously providing us with numerous cross-selling and business development opportunities. We anticipate executing a definitive agreement for the acquisition of these assets in the third quarter of 2006.

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

As of June 30, 2006, we currently have the following wholly-owned subsidiaries: Trust Licensing, Inc., a Florida corporation (successor-by-merger to TLLLC) and Connected Media, Inc., the inactive California corporation.

Connected Media Technologies, Inc. agrees to acquire Natcom Marketing International, Inc.

On January 31, 2006, we entered into a Stock Purchase Agreement and Share Exchange with Natcom Marketing International, Inc., a Puerto Rican based full-service marketing communications agency (“NMI”), and the NMI shareholders. The agreement provides for us to acquire all of the outstanding shares of NMI in exchange for an amount of our common shares so that after such issuance, the NMI shareholders shall hold fifty percent (50%) of the company’s issued and outstanding shares. This transaction closed after the close of the second quarter, and is described in the “Subsequent Events” section below.

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

In addition, we are also in negotiations to acquire certain assets of NewsProNet, LLC, a leader in converged media content solutions and interactive branding strategies for local broadcasters. NewsProNet is a strategic content creation company with a business-to-business distribution model. NewsProNet’s clients are media companies who use the company’s content and programming strategies to help drive audience to their broadcast and Internet properties. NewsProNet’s services include consulting and client training to maximize the impact and effectiveness of strategic content products. If we are able to execute a definitive agreement with NewsProNet, the assets of NewsProNet will provide us with several additional valuable intellectual property assets (including a vast compilation of broadcast content) while simultaneously providing us with numerous cross-selling and business development opportunities. We anticipate executing a definitive agreement for the acquisition of these assets in the third quarter of 2006.

We remain a development stage company in the very early stages of implementing our business plan. We believe that if potential revenue streams materialize from our services and applications in a timely and meaningful fashion, it will enable us to increase shareholder value. However, we do not believe that cash flow from operations alone will be sufficient to fund our activities in the next 12 months. As of June 30, 2006, we had total assets of approximately $115,371 ($9,205 of which is cash), and total liabilities of approximately $2,842,547. As described below, we will need to obtain additional financing for us to both implement our plans and to continue as a going concern.

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

We intend to generate and collect periodic royalty revenue in connection with licensing agreements associated with their intellectual property. Royalty revenue is recognized as it is earned. We recognize income from licensing of patents ratably over the lesser of the economic or legal life of any granted licenses. We recorded $ 40,000 in licensing revenue during the second quarter of 2006.

We recognize other income from patent infringement claims when the claim is settled, whether by negotiation or litigation. We recognized a total of $0 in “other income” during 2005; we have recorded $0 in “other income” for the six months ended June 30, 2006.

Impairment of Long-Lived Assets. Our long-lived assets consist of patents (having a fair value of zero for GAAP purposes) and equipment. We review long-lived assets and certain identifiable assets related to those assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recoverable. If the undiscounted future cash flows of the long-lived assets are less that the carrying amount, their carrying amount is reduced to fair value and an impairment loss is recognized. None of our long-lived assets required an impairment charge during the six months ended June 30, 2006.

Contingencies and Litigation. We record a reserve for contingencies and litigation when an adverse outcome is probably and the amount of the potential liability is reasonably estimable. We are not currently a party in any litigation nor are we subject to any such contingencies.

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2006 COMPARED TO SIX MONTHS ENDED JUNE 30, 2005

Revenue. Our revenue was $40,000 and zero for the six months ended June 30, 2006 and June 30, 2005 respectively. The customer was a related party to Nation Marketing International, the company we acquired subsequent to June 30, 2006.

Operating Expenses. Operating expenses for the six months ended June 30, 2006 was $999,202 compared to operating expenses of $697,545 for the same period in 2005. The increase in operating expenses results primarily from an increase in payroll and stock based compensation, professional fees, equity line commitment fees, restructuring fees and an increase in research and development costs.

Other income. $616 in “other income” was recognized for the six months ended June 30, 2006. We recognized $0 in “other income” for the six months ended June 30, 2005.

Net Loss. Our net loss for the six months ended June 30, 2006 was $1,142,958 compared to a net loss of $730,239 for the same period in 2005. The net loss resulted primarily from the absence of significant revenue or “other income” coupled with the increase in operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2006, we had $9,205 in cash. We have no other liquid assets. The company intends to finance its activities through use of the private and public debt and equity financing, including use of the proceeds from the 2006 Montgomery Notes, described below.

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

We received an audit opinion for the fiscal years ended December 31, 2005 and 2004 that included a “going concern” risk, which raised substantial doubt regarding our ability to continue as a going concern. We are currently in the development stage and do not believe that cash flow from operations will be sufficient to fund our activities over the next 12 months. Our ability to continue as a going concern is dependent upon obtaining additional public and private equity and debt financing, (which we do not anticipate in the foreseeable future). We cannot be certain that additional funding will be available as needed, or upon terms that are favorable. If we are unable to obtain the necessary funding, we may need to curtail the implementation of our core business activities and risk going out of business.

On April 11, 2005, we entered into a Standby Equity Distribution Agreement with Cornell Capital Partners, LP ("Cornell"). The Standby Equity Distribution Agreement contemplated our ability to periodically sell to Cornell Capital Partners shares of our common stock for a total purchase price of up to $10.0 million. Simultaneous with the execution of the Standby Equity Distribution Agreement, we executed a Promissory Note in favor of Montgomery Equity Partners, Ltd. ("Montgomery") in the principal amount of $600,000 ("April 2005 Note"). In January 2006, the Standby Equity Distribution Agreement was terminated, and the April 2005 Note was rolled into a new promissory note. Specifically, on January 31, 2006, we completed a financing agreement for $1,660,000 with Montgomery. The amount included the original principal amount of $600,000 previously funded pursuant to the April 2005 Note plus accrued interest and a 10% termination fee. Of the remaining $1,000,000 balance of the note, $400,000 was funded on January 31, 2006, $300,000 was scheduled to be funded on or about April 30, 2006 (90 days from closing of the first funding) (which was actually funded on July 10, 2006) and an additional $300,000 was scheduled to be funded on or about June 30, 2006 (150 days from closing of the first funding) (but is now anticipated to be funded prior to October 1, 2006). Under the terms of the agreement, we issued to Montgomery a secured convertible debenture in the amount of $ 718,000, which represents the original principal, interest and fees for the $600,000 previously funded as well as an additional secured convertible debenture in the amount of $400,000. Both convertible debentures have an interest rate of 14% and maturity dates of April 30, 2007, and are convertible into shares of our common stock at a conversion price equal to the lesser of (a) $0.04 or (b) seventy five percent (75%) of the lowest Closing Bid Price of the Common Stock, as quoted by Bloomberg, LP, of the ten (10) trading days immediately preceding the Conversion Date. The Conversion Price may be adjusted pursuant to the other terms of this Debenture.

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

CAPITAL EXPENDITURES AND COMMITMENTS

We did not acquire a material amount of fixed assets during the six month period ending June 30, 2006 and currently do not plan to do so during the next fiscal year.

OFF-BALANCE SHEET ARRANGEMENTS

We do not currently have any off-balance sheet arrangements.

SUBSEQUENT EVENTS

On July 10, 2006 the Company closed on the Stock Purchase Agreement with NMI and acquired all of the outstanding shares of NMI in exchange for newly issued shares equal to 50% of the total issued and outstanding common stock of the Company after the issuance to NMI's sole shareholder. Such shares represent 300,507,663 shares of the Company's common stock. Pursuant to the Agreement, on the SPA Closing Date, NMI became a wholly owned subsidiary of the Company. The Agreement was approved by the unanimous consent of our Board of Directors on July 10, 2006. In addition, on July 10, 2006, the parties entered into a modification and amendment agreement to the Agreement waiving some conditions precedent to the close of the Agreement.

In addition, in connection with the closing, the Company added three new persons to its Board of Directors: Robert Rodriguez, Isidrio Gonzalez, and Mark Mayo. The biographies of such new directors including the past five years of working experience can be found in the Form 8K filed by the Company with the Securities and Exchange Commission on July 10, 2006

Also on July 10, 2006, in connection with the “Second Closing” contemplated by the Securities Purchase Agreement by and between the Company and Montgomery, the Company issued to Montgomery a secured convertible debenture in the amount of $ 300,000. The convertible debenture has an interest rate of 14% and a maturity date of April 30, 2007, and is convertible into shares of the Company’s common stock at a conversion price equal to the lesser of (a) $0.016 or (b) seventy five percent (75%) of the lowest Closing Bid Price of the Common Stock, as quoted by Bloomberg, LP, of the ten (10) trading days immediately preceding the Conversion Date. The Conversion Price may be adjusted pursuant to the other terms of this Debenture. In addition, upon an “Event of Default” (as that term is defined in the debenture), the conversion price will permanently be reduced to $ 0.0001.

On July 31, 2006, the Company entered into a non-binding letter of intent to purchase substantially all of the assets of NewsProNet Interactive, LLC (“NewsProNet”), an Atlanta based provider of converged media content solutions and interactive branding strategies for local broadcasters. NewsProNet is a strategic content creation company with a business-to-business distribution model. NewsProNet’s clients are media companies who use the company’s content and programming strategies to help drive audience to their broadcast and Internet properties. NewsProNet’s services include consulting and client training to maximize the impact and effectiveness of strategic content products. If we are able to execute a definitive agreement with NewsProNet, the assets of NewsProNet will provide us with several additional valuable intellectual property assets (including a vast compilation of broadcast content) while simultaneously providing us with numerous cross-selling and business development opportunities. We anticipate executing a definitive agreement for the acquisition of these assets in the third quarter of 2006.

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

We intend to generate and collect periodic royalty revenue in connection with licensing agreements associated with intellectual property. Royalty revenue is recognized as it is earned. We recognize income from licensing of patents ratably over the lesser of the economic or legal life of any granted licenses. We did not recognize any royalty revenue or licensing revenue during 2005, and have recognized $ 40,000 in royalty revenue during the first six months of 2006.

Going Concern. We have been in the exploration stage since inception on July 19, 2001 and have only generated $40,000 in revenues to date, recorded a net loss of $1,142,958 for the six months ended June 30, 2006, and remain in serious need of additional financing to fully implement our business plans. These factors among others indicate that the company may be unable to continue as a going concern, particularly in the event that it cannot obtain additional financing. The accompanying financial statements do not include any adjustments relating to the recoverability of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the company cannot continue in existence.

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

We have a history of operating losses

The company has a history of operating losses and there is no guarantee we will be able to achieve a positive operating income in the future and, if achieved, sustain such positive operating income. For the period July 19, 2001 (inception) to June 30, 2006, we had an aggregate net loss of $3,132,692. Accordingly, an investment in the company is extremely speculative in nature and involves a high degree of risk.

Our business is dependent on the exploitation of our portfolio of patents, which to date have generated limited income.

We are a development stage company and have a limited income history. There can be no assurance that we will be able to generate income or achieve profitability in the future from our intended operations. If profitability is achieved, there is no assurance that it can be sustained. We anticipate that creating and marketing new technology will require additional expenditures. Accordingly, an investment in us is extremely speculative in nature and involves a high degree of risk.

Our auditors have expressed an opinion that there is substantial doubt about our ability to continue as a going concern

In its report dated March 17, 2006, Salberg & Company, P.A. expressed an opinion that there is substantial doubt about our ability to continue as a going concern. As discussed in the accompanying unaudited consolidated financial statements, for the six months ending June 30, 2006, the company had $40,000 in revenues, a net loss of $1,142,958 and cash used in operations of $268,324. Also, at June 30, 2006 the company had a working capital deficiency of $2,759,779, a stockholder’s deficiency of $2,727,176, and an accumulated deficit during the development stage of $3,132,692. For the immediately preceding fiscal year ending December 31, 2005, the company had no revenues, a net loss of $1,567,108, cash used in operations of $668,368, a working capital deficiency of $1,895,732, a stockholder’s deficiency of $1,884,668 and a deficit accumulated during development state of $1,989,734. If we are unable to continue as a going concern, you may lose your entire investment.

We need additional financing and if we are unable to raise the capital necessary, we may be forced to abandon or curtail our business plan or operations

As of June 30, 2006, our working capital deficiency (current assets less current liabilities) was $2,759,779. Other than the current financing with Montgomery, we do not have any continual commitments or identified sources of additional capital from third parties or from its officers, directors or majority shareholders. There is no assurance that additional financing will be available on favorable terms, if at all.

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

If the licensor is unable to protect the intellectual property on which we possess a license, it could have a material adverse effect on us.

Our ability to compete depends, in part, upon the successful protection by the licensor of the proprietary assets underlying our licenses. The licensor plans to protect proprietary and intellectual property rights through available patent, copyright and trademark laws and licensing and distribution arrangements with reputable companies, and to the extent deemed economically prudent. Despite these precautionary measures, existing patent, copyright and trademark laws afford only limited protection in certain jurisdictions. The licensor may distribute the solutions in other jurisdictions in which there is no protection, or individuals or companies in jurisdictions where the intellectual property is not protected may simply take advantage of the work. As a result, it may be possible for unauthorized third parties to copy and distribute the intellectual property to which we hold a license. This could result in a material adverse effect on the Company. In connection with the intellectual property that we license, litigation by the licensor may be necessary to enforce and protect the intellectual property rights, or to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement or invalidity. There can be no assurance that such litigation will not materially adversely our license to the intellectual property, and affect our business, financial condition or results of operations.

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

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds

On July 10, 2006, the Company acquired all of the outstanding shares of NMI in exchange for a total of fifty percent (50%) of the issued and outstanding shares of the Company’s common stock equal to 300,507,663 shares of common stock to NMI’s sole shareholder. Pursuant to the Agreement, on the SPA Closing Date, NMI became a wholly owned subsidiary of the Company.

Item 3. Defaults Upon Senior Securities.

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

Item 5 Other Information

Not applicable.

Item 6 Exhibits and Reports of Form 8-K

On February 8, 2006, the Company filed a Form 8-K disclosing the Stock Purchase Agreement and Share Exchange with NMI, the financing agreements with Montgomery, and the Purchase and Sale Agreements and License and Royalty Agreement with RTH.

On March 9, 2006, the Company filed a Form 8-K disclosing a change in directors.

On July 11, 2006, the Company filed a Form 8-K disclosing the closing of the Stock Purchase Agreement and Share Exchange with NMI, and a change in directors.

On August 11, 2006, the Company filed a Form 8-K disclosing a change in officers.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Connected Media Technologies, Inc.

By: /s/ Jeffrey W. Sass
Dated:	August 14, 2006	Jeffrey W. Sass
Chief Executive Officer

By: /s/ Mark Mayo
Dated:	August 14, 2006	Mark Mayo
Chief Financial Officer Chief Accounting Officer