Form 10QSB
period 2006-09-30
Connected Media Technologies, Inc.
filed 2006-11-20
CIK 1302135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

_________________
FORM 1O-QSB
_________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE

QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From ________ to _______

Commission File Number  000-18689
________________

CONNECTED MEDIA TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)
_________________

Delaware                                                        06-1238435
(State or Other Jurisdiction               (IRS Employer Identification No.)
of Incorporation or Organization)

80 SW 8th Street, Suite 2230
Miami, FL 33130
 (Address of Principal Executive Offices)

(786) 425-0028
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

Yes    ☐ No   ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 621,815,326* shares of common stock were outstanding as of November 20, 2006.

* This number includes 2,000,000 shares that have been redeemed by the Company

CONNECTED MEDIA TECHNOLOGIES, INC.  AND SUBSIDIARIES
FORM 10QSB
FOR THE QUARTERLY PERIOD ENDING SEPTEMBER 30, 2006

PART I   FINANCIAL INFORMATION

Part II    OTHER INFORMATION

Item 1.	Legal Proceedings	17

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 3.	Defaults Upon Senior Securities	17

Item 4.	Submission of Matters to a Vote of Security Holders	17

Item 5.	Other Information	17

Item 6.	Exhibits	17

Signatures

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements:

BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements are presented in accordance with US generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying statements should be read in conjunction with the audited financial statements for the year ended December 31, 2005 of Connected Media Technologies, Inc. as filed in 10-KSB filed with the U.S. Securities and Exchange Commission and the audited financial statements of Natcom Marketing International, Inc., filed as part of our Form 8-K filed with the U.S Securities and Exchange Commission on September 18, 2006. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary in order to make the consolidated financial statements not misleading, have been included. Operating results for the nine months ended September 30, 2006 are not necessarily indicative of results that may be expected for the year ending December 31, 2006.

CONNECTED MEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
September 30, 2006
(Unaudited)

ASSETS

CURRENT ASSETS:
Cash	$217,828
Accounts receivable	85,604
Prepaid expenses	11,076

Total Current Assets	314,508

PROPERTY AND EQUIPMENT - Net	298,069

OTHER ASSETS
Investment in non-marketable equity securities	164,817
Debt issue costs, net	18,741

Total other Assets	183,558

Total Assets	$796,135

LIABILITIES AND SHAREHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
Convertible debentures payable, net of discount of $1,055,018	662,982
Accounts payable	319,732
Accounts payable - related parties	47,379
Accrued expenses	113,273
Accrued compensation officer	329,741
Accrued interest payable	82,535
Accrued interest payable - related party	12,661
Line of credit	250,000
Notes payable - related party	202,000
Warrant liability	48,242
Embedded conversion option liability	2,261,332

Total Current Liabilities	4,329,877

Total Liabilities	4,329,877

Commitments and contingencies (See Note 9)

STOCKHOLDERS' DEFICIENCY:
Preferred stock ($0.0001 Par Value; 10,000,000 shares authorized; No
shares issued and outstanding)	-
Common Stock ($0.0001 Par Value; 2,000,000,000 shares authorized;
606,815,326 shares issued and outstanding)	60,682
Additional paid-in capital	13,847,540
Accumulated deficit	(17,042,139)
Less: treasury stock	(399,825)

Total Stockholders' Deficiency	(3,533,742)

Total Liabilities and Stockholders' Deficiency	$796,135

See accompanying notes to unaudited consolidated financial statements.

CONNECTED MEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

NET SALES	$32,213	$6,070	$183,463	$8,203

COST OF SALES	15,000	6,232	127,159	8,144

GROSS PROFIT	17,213	(162)	56,304	59

OPERATING EXPENSES:
Depreciation	65,351	13,825	65,351	17,025
Professional fees	86,758	6,776	94,858	8,826
Rent	7,158	5,349	24,488	5,824
Payroll, contract services and stock-based compensation	104,327	68,734	109,244	68,734
Other selling, general and administrative	109,276	31,845	112,196	40,315

Total Operating Expenses	372,870	126,529	406,137	140,724

LOSS FROM OPERATIONS	(355,657)	(126,691)	(349,833)	(140,665)

OTHER (EXPENSES):
Change in fair market value of embedded conversion option liability	(473,143)	-	(473,143)	-
Change in fair market value of warrant liability	(15,543)	-	(15,543)	-
Impairment of goodwill	(16,227,967)	-	(16,227,967)	-
Impairment of investment	-	(155,500)	-	(155,500)
Interest expense - related party	(2,037)	-	(2,037)	-
Interest expense	(382,280)	-	(391,049)	-

Total Other (Expenses)	(17,100,970)	(155,500)	(17,109,739)	(155,500)

NET LOSS	$(17,456,627)	$(282,191)	$(17,459,572)	$(296,165)

NET LOSS PER COMMON SHARE - Basic and Diluted	$(0.03)	$-	$(0.04)	$-

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING - Basic and Diluted	573,521,015	300,507,663	392,512,163	300,507,663

See accompanying notes to unaudited consolidated financial statements.

CONNECTED MEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended
	September 30,
	2006	2005
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(17,459,572)	$(296,165)
Adjustments to Reconcile Net Loss to Net Cash Flows
Used in Operating Activities:
Depreciation and amortization	65,351	17,025
Amortization of discount on convertible notes payable	273,998	-
Amortization deferred consulting	1,292	-
Stock-based compensation	30,105	-
Impairment of goodwill	16,227,967	-
Impairment of investment	-	155,500
Amortization of debt issuance cost	6,781	-
Change in fair value of derivatives	488,686	-
(Increase) Decrease in:
Accounts receivable	78,236	82,813
Prepaid expenses	1,424	-
Barter credits	-	129,566
Increase (Decrease) in:
Accounts payable	(30,375)	37,290
Accounts payable - related parties	(24,077)	-
Accrued expenses	22,425	(10,801)
Accrued compensation officer	10,864	-
Accrued interest payable	82,227	-
Accrued interest payable - related party	(98)	-

Net Cash Flows Provided by (Used in) Operating Activities	(224,766)	115,228

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in investment in common stock	-	(8,350)
Purchase of property and equipment	-	(8,765)
Cash acquired in acquisition	9,205	-

Net Cash Flows Provided by (Used in) Operating Activities	9,205	(17,115)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash overdraft	(4,372)	-
Proceeds from convertible notes payable	600,000	-
Placement fees paid	(62,250)	-
Payments on loans payable	(99,989)	(99,941)

Net Cash Flows Provided by (Used in) Financing Activities	433,389	(99,941)

Net (Decrease) Increase in Cash	217,828	(1,828)

Cash - Beginning of Period	-	1,879

Cash - End of Period	$217,828	$51

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for:
Interest	$31,253
Income Taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Discount on debentures payable associated with derivative liabilities	$540,000	$-

Acquisition details:
Fair value of assets acquired	$62,811	$-
Liabilities assumed	$2,814,778	$-
Common stock issued for acquisitions	$13,476,000	$-
Goodwill	$16,227,967	$-

See accompanying notes to unaudited consolidated financial statements.

CONNECTED MEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
For the Years Ended December 31, 2006, 2005, 2004 and 2003

						Total
	Common Stock			Retained		Stockholders'
	$0.0001 Par Value		Additional	Earnings	Treasury	Equity
	Shares	Amount	Paid-in Capital	(Deficit)	Stock	(Deficiency)

Balance at December 31, 2003	300,507,663	$30,051	$(29,051)	$768,252	$-	$769,252

Net income for the year	-	-	-	45,926		45,926

Balance at December 31, 2004	300,507,663	30,051	(29,051)	814,178	-	815,178

Net loss for the year	-	-	-	(396,745)	-	(396,745)

Balance at December 31, 2005	300,507,663	30,051	(29,051)	417,433	-	418,433

Stock option vested	-	-	30,105	-	-	30,105

Recapitalization of company	306,307,663	30,631	13,846,486	-	(399,825)	13,477,292

Net loss for the period	-	-	-	(17,459,572)	-	(17,459,572)

Balance at September 30, 2006	606,815,326	$60,682	$13,847,540	$(17,042,139)	$(399,825)	$(3,533,742)

See accompanying notes to unaudited consolidated financial statements.

Connected Media Technologies, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
September 30, 2006

Note 1 - Nature of Operations and Basis of Presentation

(A) Nature of Business

On January 31, 2006, Connected Media Technologies, Inc., a Delaware publicly held corporation entered into a preliminary Stock Purchase Agreement and Share Exchange (the “Agreement”) with Natcom Marketing International, Inc., a privately held Puerto Rican based full-service marketing communications agency (“NMI”), and the NMI shareholders. The closing of the transaction was completed on July 10, 2006 (the “Acquisition Date”). On the Acquisition Date, Connected Media acquired all of the outstanding shares of NMI in exchange for a total of 300,507,663 shares or approximately 50% of Connected Media Technologies, Inc.’s issued and outstanding common stock. As additional consideration, on the Acquisition Date, Connected Media Technologies, Inc. reserved up to $250,000 of the funding received by Montgomery Equity Partners, LP for distribution to NMI to be used toward the acquisition of a majority interest in NewsProNet Interactive, LLC. On the Acquisition Date, Connected Media Technologies, Inc. also provided funding to NMI for the payment of certain outstanding debts, which included relief of the promissory note and accrued interest (See Note 6). Pursuant to the Agreement, on the Acquisition Date, NMI became a wholly owned subsidiary of Connected Media Technologies, Inc.

The transaction was accounted for as a reverse acquisition with NMI as the acquirer for accounting purposes using the purchase method of accounting since both Companies are considered operating entities and management of NMI has obtained control through (i) holding approximately a 50% interest with no other shareholder or group of shareholders holding equivalent rights; and (ii) Board control. Accordingly, the consolidated financial statements subsequent to the acquisition will consist of the balance sheet of NMI at historical cost, the balance sheet of Connected Media Technologies, Inc. marked to fair value based on the purchase price, the historical operations of NMI and the operations of Connected Media Technologies from the acquisition date. The new consolidated entity is hereinafter referred to as the “Company.”

Connected Media Technologies, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
September 30, 2006

Note 1 - Nature of Operations and Basis of Presentation (continued)

The Company’s legal subsidiary NMI is focused on serving multi-national organizations, as well as emerging growth companies seeking to enter or expand in the U.S. Hispanic/Latin American markets. NMI uses television programming as its main entry into the Hispanic and minority advertising space. To date, NMI entered into a letter of intent to purchase substantially all of the assets of NewsProNet Interactive, LLC (“NPN”), an Atlanta based provider of converged media content solutions and interactive branding strategies for local broadcasters Connected Media Technologies, Inc. is a sales and marketing company focused on digital media that offers a broad spectrum of services and solutions across current and emerging media platforms, including print, television, radio, Internet, CD, DVD and mobile devices such as mobile phones and personal digital assistants (PDAs). As a combined entity, the services the Company currently provide includes consulting, advertising, media selection and placement, sales promotion, direct marketing, collateral development, television production and placement, radio production and placement, point-of-sale displays, trade shows, barter programs, Internet site development, and patented technology solutions.

(B) Basis of Presentation

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

For further information, refer to the audited consolidated financial statements and footnotes of the company for the year ending December 31, 2005 included in the company’s Form 10-KSB and the audited financial statements and footnotes of NMI for the year ending December 31, 2005 as filed in the Company’s Form 8-K on September 18, 2006.

Note 2 - Going Concern

As reflected in the accompanying consolidated financial statements, the Company has minimal revenues, a net loss of $17,459,572 and net cash used in operations of $224,766 for the nine months ended September 30, 2006, and a working capital deficiency of $4,015,369, a stockholders’ deficiency of $3,533,742 and an accumulated deficit of $17,042,139 at September 30, 2006.

The Company has minimal revenues, incurred cumulative losses since inception and has funded operations primarily through related-party loans and investor capital. The ability of the Company to continue as a going concern is dependent on the Company’s ability to further implement its business plan, raise capital, and generate revenues. The consolidated financial statements do not include any adjustments that might be necessary if the company is unable to continue as a going concern.

The Company is dependent upon the ability to resolve its liquidity problems, principally by obtaining additional debt financing and/or equity capital. In July and August 2006, the Company obtained debt financing (See Note 6). In July 2006, Connected Media Technologies, Inc. acquired Natcom Marketing International Inc. pursuant to a reverse acquisition transaction. (See Note 4)

Connected Media Technologies, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
September 30, 2006

Note 3 - Summary of Significant Accounting Policies

Principles of Consolidation

The unaudited consolidated financial statements include the accounts of Connected Media Technologies, Inc. a Delaware corporation, and its wholly-owned subsidiary, NatCom Marketing International, Inc. and inactive subsidiaries Trust Licensing, Inc. and Connected Media, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

In preparing financial statements, management is required to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the periods presented. Actual results may differ from these estimates.

Significant estimates during 2006 and 2005 include depreciable lives on equipment, valuation of derivative liabilities, and valuation allowance for deferred tax assets.

Cash and Cash Equivalents

For the purpose of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

Account Receivable
Account Receivable presented in the balance sheets represent customers debts to the Company resulting from normal business transactions during the periods. As of September 30, 2006, no allowance for uncollectible amounts have been provided since, in the opinion of management, they will be fully paid within a reasonable time after period end.

Investment in non-marketable equity securities

Certain securities that the Company may invest in can be determined to be non-marketable. Non-marketable securities where the Company owns less than 20% of the investee are accounted for at cost pursuant to APB No. 18, “The Equity Method of Accounting for Investments in Common Stock” (“APB 18”)

The Company periodically reviews its investments in non-marketable securities and impairs any securities whose value is considered non-recoverable. There was no impairment losses charged to operations during the nine months ended September 30, 2006.

Connected Media Technologies, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
September 30, 2006

Note 3 - Summary of Significant Accounting Policies (continued)

Property and Equipment

Computers, furniture and fixtures and equipment are stated at cost and are depreciated on a straight-line basis over the estimated useful lives of the assets, which is five years.

Leasehold improvements are amortized on a straight-line basis over the term of the respective lease, or over their estimated useful lives, whichever is shorter.

Long-Lived Assets

The Company reviews long-lived assets and certain identifiable assets related to those assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recoverable. If the undiscounted future cash flows of the long-lived assets are less that the carrying amount, their carrying amount is reduced to fair value and an impairment loss is recognized. The Company recognized a loss on impairment of goodwill during the nine months ended September 30, 2006 of $16,227,967 (see note 4).

Accounting for Derivatives

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

Concentration of Credit Risk

The Company maintains its cash in bank deposit accounts, which, at times, exceed federally insured limits. As of September 30, 2006, the Company has deposits in excess of federally insured limits. The Company has not experienced any losses in such accounts through September 30, 2006.

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

Connected Media Technologies, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
September 30, 2006

Note 3 - Summary of Significant Accounting Policies (continued)

Net Loss per Share

In accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share", basic earnings per share is computed by dividing the net income (loss) less preferred dividends for the period by the weighted average number of shares outstanding. Diluted earnings per share is computed by dividing net income (loss) less preferred dividends by the weighted average number of shares outstanding including the effect of share equivalents. At September 30, 2006, there were 21,300,000 options outstanding ("Issued Options") and 8,200,000 warrants outstanding ("Issued Warrants") that could potentially dilute future earnings per share. Additionally, the Company has convertible debentures which are convertible into 390,898,749 shares of common stock as of September 30, 2006. The effect of these common stock equivalents is anti-dilutive since the company reflects a net loss.

Recent Pronouncements

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. The adoption of this statement is not expected to have a significant effect on the Company's future reported financial position or results of operations.

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) No. 48, "Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109." This interpretation provides guidance for recognizing and measuring uncertain tax positions, as defined in SFAS No. 109, "Accounting for Income Taxes." FIN No. 48 prescribes a threshold condition that a tax position must meet for any of the benefit of an uncertain tax position to be recognized in the financial statements. Guidance is also provided regarding de-recognition, classification, and disclosure of uncertain tax positions. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect that this interpretation will have a material impact on its financial position, results of operations, or cash flows.

In September 2006, FASB issued SFAS 157 `Fair Value Measurements'. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Management is currently evaluating the effect of this pronouncement on financial statements.

Connected Media Technologies, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
September 30, 2006

Note 4 - Reverse Acquisition

On July 10, 2006 (the “Acquisition Date”), the Company acquired all of the outstanding shares of NMI in exchange for a total 300,507,663 or approximately 50% of the issued and outstanding shares of the Company’s common stock. Pursuant to the Agreement, on the Acquisition Date, NMI became a wholly-owned subsidiary of Connected Media Technologies, Inc. The transaction was accounted for as a reverse acquisition using the purchase method of accounting in accordance with SFAS No. 141 since both Companies are considered operating entities and management of NMI has obtained control through (i) holding a controlling interest with no other shareholder or group of shareholders holding equivalent rights and (ii) Board control. Accordingly, the consolidated financial statements subsequent to the acquisition will consist of the balance sheet of NMI at historical cost, the balance sheet of Connected Media Technologies, Inc. marked to fair value based on the purchase price, the historical operations of NMI and the operations of Connected Media Technologies, Inc. from the acquisition date. The purchase price is based on the average fair value of the Company’s shares during the period before and after the date of the agreement and the date of the announcement. This amounted to $13,476,000. The purchase price was allocated to the net assets of Connected Media Technologies Inc. based on their fair values.

The allocation of fair value of the net assets acquired was as follows:

Cash	$9,205
Property and equipment	7,388
Other assets	46,218
Goodwill	16,227,967
Accounts payable and accrued expenses	(742,906)
Convertible debt and other debt assumed Net	(790,984)
Derivative liabilities assumed	(1,280,888)

Purchase Price	$13,476,000

Since the Company has minimal revenues, has incurred losses and used cash in operations, the Company deemed the acquired goodwill to be impaired and wrote-off the goodwill on the acquisition date. Accordingly, for the nine months ended September 30, 2006, the Company recorded an impairment of goodwill of $16,227,967 on the accompanying statement of operations.

The following unaudited pro forma consolidated results of operations have been prepared as if the acquisitions of Connected Media had occurred as of the following periods:

	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2005

Net Revenues	$223,463	$--
Net Loss from continuing operations	$(18,602,530)	$(1,442,095)
Net Loss per Share from continuing operations	$(.05)	$--

Pro forma data does not purport to be indicative of the results that would have been obtained had these events actually occurred at the beginning of the periods presented and is not intended to be a projection of future results.

Connected Media Technologies, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
September 30, 2006

Note 5 - Notes Payable, Related Party and Accrued Interest Payable, Related Party

At September 30, 2006, the Company has note payable to Irrevocable Trust Agreement Number III (“Trust III”) in the amount of $202,000. Leigh M. Rothschild, a Director of the Company, is the primary beneficiary of Trust III. The note matures on December 9, 2006 pursuant to a Loan Extension Agreement dated January 31, 2006. At September 30, 2006, the Company had accrued interest payable, related party of $12,661.

Note 6 - Financing Arrangements

Convertible Debentures Payable

On July 10, 2006, in connection with the recapitalization of the Company, the Company assumed two secured convertible debentures with Montgomery Equity Partners, Ltd. (“Montgomery”). Under the terms of the financing agreement with Montgomery, the Company issued to Montgomery a secured convertible debenture in the amount of $718,000 as well as an additional secured convertible debenture in the amount of $400,000. Both convertible debentures have an interest rate of 14% and maturity dates of April 30, 2007, and are convertible into shares of the Company’s common stock at a conversion price equal to the lesser of (a) $0.04 or (b) seventy five percent (75%) of the lowest Closing Bid Price of the Common Stock, as quoted by Bloomberg, LP, of the ten (10) trading days immediately preceding the Conversion Date. The Conversion Price may be adjusted pursuant to the other terms of this Debenture.

The Convertible Debentures are secured by a first priority lien on all of the Company’s assets. As further security for the Company’s obligations under the Convertible Debentures, the Company executed an Amended and Restated Pledge Agreement, pursuant to which the Company pledged 60,000,000 shares of its common stock to Montgomery which are held in escrow.

Pursuant to the funding transaction, Montgomery was also issued a warrant for 8,000,000 shares of the Company’s common stock. The warrant is exercisable for a period of three years from the date of issuance, which was January 31, 2006. The exercise price per share under the warrant is $0.0001 per share and the shares issuable upon exercise of the warrant are to be included in a registration statement.

Pursuant to the terms of a Registration Rights Agreement, the Company is required to register the shares underlying the Convertible Debentures, as well as the shares to be issued pursuant to the Warrant within 60 days from the Closing Date of the Stock Purchase Agreement with NMI and is required to have the registration statement declared effective 90 days from the date of filing. In the event that the registration statement is not filed or declared effective within these time limits, the Company may be subject to liquidated damages in the amount of 2% of the entire funding amount per month and may be deemed in default of the operative agreements.

In connection with the assumption of these debentures, the Company assumed a debt discount $723,818 which is being deferred as debt discount and amortized over the remaining life of the convertible debentures. Additionally, in connection with the assumed secured convertible debentures, the Company assumed debt issue costs of $23,272 funds which are recorded as an asset. These costs are fees and expenses incurred in connection with obtaining the debt funding from entities other than the lender. The debt issue costs assumed will be amortized to debt issue cost expense over the remaining life of the debentures.

Connected Media Technologies, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
September 30, 2006

Note 6 - Financing Arrangements (continued)

Convertible Debentures Payable (continued)

On July 13, 2006, in connection with the “Second Closing” contemplated by the Securities Purchase Agreement by and between the Company and Montgomery, the Company issued to Montgomery a secured convertible debenture in the amount of $300,000. The convertible debenture has an interest rate of 14% and a maturity date of October 14, 2007, and is convertible into shares of the Company’s common stock at a conversion price equal to the lesser of (a) $0.016 or (b) seventy five percent (75%) of the lowest Closing Bid Price of the Common Stock, as quoted by Bloomberg, LP, of the ten (10) trading days immediately preceding the Conversion Date. The Conversion Price may be adjusted pursuant to the other terms of this Debenture. In addition, upon an “Event of Default” (as that term is defined in the debenture), the conversion price will permanently be reduced to $ 0.0001.

In connection with the debt issuance on July 13, 2006, $32,250 was deducted from the gross proceeds of which $30,000 is being deferred as debt discount and amortized over the life of the convertible debentures. Other fees taken from the $300,000 in gross proceeds include $2,250 of structuring fees and related costs and fees, which are treated as debt issue costs and will be amortized to debt issue cost expense over the remaining life of the debenture.

On August 30, 2006, in connection with the “Third Closing” contemplated by the Securities Purchase Agreement by and between the Company and Montgomery, the Company issued to Montgomery a secured convertible debenture in the amount of $300,000. The convertible debenture has an interest rate of 14% and a maturity date of November 30, 2007, and is convertible into shares of the Company’s common stock at a conversion price equal to the lesser of (a) $0.016 or (b) seventy five percent (75%) of the lowest Closing Bid Price of the Common Stock, as quoted by Bloomberg, LP, of the ten (10) trading days immediately preceding the Conversion Date. The Conversion Price may be adjusted pursuant to the other terms of this Debenture. In addition, upon an “Event of Default” (as that term is defined in the debenture), the conversion price will permanently be reduced to $ 0.0001.

In connection with the debt issuance on August 30, 2006, $30,000 was deducted from the gross proceeds and is being deferred as debt discount and amortized over the life of the convertible debentures.

During the nine months ended September 30, 2006, amortization debt issue costs was $6,781. The remaining balance of debt issue costs at September 30, 2006 was $18,741. The amortization of debt discounts for the nine months ended September 30, 2006 was $268,756. The balance of the discount is $1,055,018 at September 30, 2006.

The Company evaluated whether or not the secured convertible debentures contain embedded conversion options, which meet the definition of derivatives under SFAS 133 "Accounting for Derivative Instruments and Hedging Activities" and related interpretations. The Company concluded that since the secured convertible debentures had a variable conversion rate the Company could not guarantee it would have enough authorized shares pursuant to the criteria of EITF 00-19 and therefore the embedded conversion option must be accounted for as a derivative. In addition, the liquidated damage penalty in the registration Rights Agreement would cause derivative classification. In addition, all non-employee options or warrants must be classified as liabilities for the same reason. On acquisition date, the Company assumed an embedded conversion options liability of $1,248,189 and warrant liability relating to 8,200,000 warrants of $15,543.

Connected Media Technologies, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
September 30, 2006

Note 6 - Financing Arrangements (continued)

Convertible Debentures Payable (continued)

Additionally, in connection with the Second Closing the initial estimated fair value of the embedded conversion option was $370,180. Accordingly, the Company recorded a debt discount of $270,000 which reduced the carrying value of this secured convertible debenture to zero. The $100,180 excess value of the fair values of the embedded conversion option over the net proceeds received from this secured convertible debenture was charged to change in fair market value of embedded conversion option liability upon recording. The initial fair values of this embedded conversion option was estimated using the Black-Scholes option pricing model with the following assumptions: estimated volatility of 304%; risk-free interest rate of 5.27%; estimated life of 1.25 year and no dividends.

Additionally, in connection with the Third Closing the initial estimated fair value of the embedded conversion option was $372,883. Accordingly, the Company recorded a debt discount of $270,000 which reduced the carrying value of this secured convertible debenture to zero. The $102,883 excess value of the fair values of the embedded conversion option over the net proceeds received from this secured convertible debenture was charged to change in fair market value of embedded conversion option liability upon recording. The initial fair values of this embedded conversion option was estimated using the Black-Scholes option pricing model with the following assumptions: estimated volatility of 312%; risk-free interest rate of 5.03%; estimated life of 1.25 year and no dividends

At September 30, 2006, the Company revalued the embedded conversion option liability and warrants resulting in a loss on derivative liability of $285,623 due to fluctuations in the Company's stock price. At September 30, 2006, the fair value of the embedded conversion option liability and warrant liability were estimated using the Black-Scholes option pricing model with the following assumptions: estimated volatility of 314%; risk-free interest rate ranging from 4.91%; estimated life of 1 year and no dividends. At September 30, 2006, the estimated fair value of the embedded conversion option liability and warrant liability was $2,261,332 and $48,242, respectively, and are reflected on the accompanying consolidated balance sheet.

The convertible debenture liability is as follows at September 30, 2006:

Convertible debentures payable	$1,718,000
Less: unamortized discount on debentures	(1,055,018)
Convertible debentures, net	$662,982

Line of Credit

The Company entered into a transaction with a Bank pursuant to which the company has access to a two hundred and fifty thousand dollar ($250,000) line of credit. In general, all or any portion of the $250,000 may be drawn down at any time, and must be repaid in full by October 25, 2006, with interest at prime plus 1.5%. In addition, each consecutive month, the Company must pay accrued interest on outstanding amounts owed. The Company used the line of credit for general working capital. The credit line is guaranteed by a stockholder and secured by a Certificate of Deposit owned by an officer of the Company. At September 30, 2006, the Company owes $250,000 under this line of credit.

Connected Media Technologies, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
September 30, 2006

Note 7 - Stockholders’ Deficiency

Registration Rights on Previously Issued Shares

Of the 306,307,663 shares issued in connection with the recapitalization of the Company, 7,600,000 shares issued to Cornell and the 200,000 shares underlying warrants shall have "piggy-back" registration rights.

Stock Options

For the nine months ended September 30, 2006, the Company recorded stock-based compensation of $30,105 pursuant to SFAS 123R and was based on vesting provisions.

A summary of the status of the Company's outstanding stock options as of September 30, 2006 and changes during the period then ended are as follows:

	Number of Options	Weighted Average Exercise Price
Balance at December 31, 2005	-	$-
Stock option assumed in acquisition	21,300,000	0.02
Granted	-	-
Exercised	-	-
Forfeited	-	-
Balance at September 30, 2006	21,300,000	$0.02

Options exercisable at end of period	21,300,000	$0.02
Weighted average fair value of options granted during the period		$0.00

The following table summarizes information about employee and consultants stock options outstanding at September 30, 2006:

Options Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding at September 30, 2006	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at September 30, 2006	Weighted Average Exercise Price
$0.02	21,000,000	2	$0.02	21,000,000	$0.02
$0.04	300,000	1.5	0.04	300,000	0.04
	21,300,000		$0.02	21,300,000	$0.02

Connected Media Technologies, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
September 30, 2006

Note 7 - Stockholders’ Deficiency

Common Stock Warrants

A summary of the status of the Company's outstanding stock warrants as of September 30, 2006 and changes during the period then ended are as follows:

	Number of Options	Weighted Average Exercise Price
Balance at December 31, 2005	-	$-
Stock warrants assumed in acquisition	8,200,000	0.0003
Granted	-	-
Exercised	-	-
Forfeited	-	-
Balance at September 30, 2006	8,200,000	$0.0003

Options exercisable at end of period	8,200,000	$0.0003
Weighted average fair value of options granted during the period		$0.00

The following table summarizes information about employee and consultants stock options outstanding at September 30, 2006:

Options Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding at September 30, 2006	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at September 30, 2006	Weighted Average Exercise Price
$.0001	8,000,000	2.25	$.0001	8,000,000	$.0001
$0.01	200,000	2.25	.01	200,000.01
	8,200,000		$.0003	8,200,000	$.0003

Connected Media Technologies, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
September 30, 2006

Note 8 - Related Parties

At September 30, 2006, the Company had outstanding $47,379 of accounts payable to various related parties.

As described in Note 5, the Company had total notes payable, related party outstanding at September 30, 2006 of $202,000. At September 30, 2006, the company had accrued interest payable relating to those notes of $12,661 outstanding at September 30, 2006.

 Note 9 - Commitments and Contingencies

Agreements with Rothschild Trust Holdings, LLC

On January 31, 2006, Connected Media Technologies, Inc. entered into a Purchase and Sale Agreement with Rothschild Trust Holdings, LLC (the “Trust”), a related party, for the sale of certain issued and pending patents in exchange for the return of 13,241,223 shares of Connected Media Technologies, Inc.’s common stock held by the Trust (the “Shares”). As additional consideration, the Trust granted Connected Media Technologies, Inc. a license to use the patents pursuant to the terms of a License and Royalty Agreement, which grants Connected Media Technologies, Inc. a twelve-month right of election to license the patents. If Connected Media Technologies, Inc. exercises the right of election, the Trust shall grant Connected Media Technologies, Inc. a two-year exclusive license for the use of the patents that is renewable subject to performance, and the Trust shall receive 10% royalties on all gross receipts as defined in the License and Royalty Agreement. (See note 11)

On January 31, 2006, Connected Media Technologies, Inc., the Trust, Montgomery, and David Gonzalez, as the Escrow Agent, entered into an Escrow Agreement, whereby the Trust agreed to place the 13,241,223 shares that were returned to Connected Media Technologies, Inc. and Connected Media Technologies, Inc. agreed to deposit royalties otherwise payable to the Trust into an escrow account held by the Escrow Agent until such time as royalties  of $690,000 have been deposited into the escrow account or until Montgomery has been repaid and/or converted $690,000 of the Convertible Debentures. At such time, the Trust shall have 30 days to replace the Shares with $728,267.26, which shall be distributed to the Company in exchange for the Shares; otherwise, the Escrow Agent shall release the Shares to the Company and the royalties to the Trust.

Note 10 - Subsequent Event

On October 4, 2006, the Company's wholly-owned subsidiary, NPN Asset Acquisitions, Inc. (“NPNAA”) entered into an Assignment Agreement (the “NBC Assignment”) with NBC-NPN Holding, Inc. (“NBC”) and NewsProNet Interactive, LLC (“NPN”), whereby NBC assigned approximately $2.365 million in secured debt (the “Secured Debt”) against NPN to our subsidiary NPNAA.   Such debt is evidenced by certain promissory notes entered into in 2000 and 2001 by NBC and NPN, and is secured by a Security Agreement dated September 18, 2000.  Pursuant to the NBC Assignment, NPNAA shall have a first priority secured interest in all of the assets of NPN.  In consideration for the assignment of the Secured Debt, NPNAA agreed to enter into a Content License Agreement whereby NBC Universal, Inc. is granted a non-exclusive license to use certain content owned and produced by NPN consisting of audio-visual archived news stories.  As additional consideration for the assignment of the Secured Debt, the parties entered into a Securities Purchase Agreement whereby the Company agreed to issue 15,000,000 shares of Connected Media Technologies, Inc. common stock to NBC.

Connected Media Technologies, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
September 30, 2006

Also on October 4, 2006, the Company’s subsidiary NPNAA entered into an Assignment Agreement with NPN (the “NPN Assignment”), pursuant to which NPNAA exercised certain security rights with the consent of NPN.  Pursuant to the NPN Assignment, NPNAA agreed, in lieu of immediate foreclosure upon all of the Secured Debt, to accept certain assets of NPN and apply the fair market value of such assets against the balance of the Secured Debt.  Accordingly, NPN assigned to NPNAA all title and interest in certain assets consisting of equipment, accounts and accounts receivable, customer contracts, certain claims or causes of action held by NPN, all intellectual property, and NPN’s complete content video archive consisting of approximately 1,700 finished news stories.

In consideration for such assets, NPNAA agreed to reduce the balance of the Secured Debt to $865,000.  The Company also agreed to enter into certain employment agreements with four former employees of NPN for positions as Vice Presidents of NPNAA.

On October 25, 2006, the $250,000 Line of Credit referred to in Note 6 became due and payable in full. The Company did not repay the amount due on the due date which may cause a default under the Line of Credit and under the Montgomery convertible debentures. The Company believes that the bank may execute on the collateral for the Line of Credit. The Company is currently in negotiation to restructure the repayment of these amounts.

On November 3, 2006, Montgomery converted $40,000 of the $718,000 convertible debenture issued to Montgomery on January 31, 2006 into an aggregate of 5,333,333 shares of common stock. The conversion price was $.0075 per share and the conversion reduced the principal amount of this debenture to $678,000.

On November 7, 2006, NPNAA received notice from a creditor of NPN of a claim against NPN in the amount of approximately $50,000 plus interest and attorney's fees. The creditor claimed, among other things, that the transaction between NPN and NPNAA was improper, and that NPNAA is directly liable for the amount of the claim. The company believes that the claim is without merit.

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

As of September 30, 2006, we currently have the following wholly-owned subsidiaries: Trust Licensing, Inc., a Florida corporation (successor-by-merger to TLLLC), Connected Media, Inc., the inactive California corporation, and Natcom Marketing International, Inc., a Puerto Rico corporation (described below).

Connected Media Technologies, Inc. agrees to acquire Natcom Marketing International, Inc.

On July 10, 2006, pursuant to a Stock Purchase Agreement and Share Exchange with (i) NMI and (ii) the NMI shareholders, we acquired all of the outstanding shares of NMI in exchange for the issuance of common shares to the NMI shareholders in an amount equal to approximately fifty percent (50%) of the company’s then issued and outstanding shares after the issuance. As a result of the transaction, NMI became our wholly owned subsidiary.

NMI was founded in 1997 as a full-service marketing communications agency focused on serving multi-national organizations, as well as emerging growth companies seeking to enter or expand in the U.S. Hispanic/Latin American markets. NMI uses media as its main entry into the Hispanic and minority advertising space. NMI’s clients have included Lucent Technologies, Royal Caribbean, RJR/Nabisco, Argent, IGT, Avaya, and others.

NMI has developed a special expertise in serving clients that are entering into or expanding their operations in the U.S. Hispanic marketplace, as well as the Latin America/Caribbean region. For these clients, NMI offers a unique marketing message by using television through syndicated programming to reach its market at a very cost efficient rate.

NMI has been built upon the proposition that its primary value to its clients lies in learning as much as possible about the client’s day-to-day business operations, marketing goals and corporate vision. In developing this customer intimacy, NMI becomes an extension of the client organization and a partner in achieving mutually beneficial goals. NMI is structured to develop long standing relationships with clients and receives revenue from consulting services and project based fees.

In connection with the NMI acquisition, on January 31, 2006, we also entered into a Purchase and Sale Agreement with Rothschild Trust Holdings. LLC ("RTH", an entity controlled by Leigh M. Rothschild, one of the company’s directors) for the sale of certain issued and pending patents in exchange for the return of 13,241,223 shares of our common stock. As additional consideration, we were granted a license to use the patents pursuant to the terms of a License and Royalty Agreement, which grants us a twelve month right of election to license the patents. If we exercise the right of election, we will receive a two year exclusive license for the use of the patents that is renewable. Simultaneously therewith, the company, RTH, Montgomery Equity Partners, L.P. ("Montgomery"), and David Gonzalez, as Escrow Agent for Montgomery, entered into an Escrow Agreement, whereby the company and RTH agreed to place the 13,241,223 shares in escrow and the company agreed to deposit royalties otherwise payable to RTH into an escrow account held by the Escrow Agent until such time as royalties of $690,000 have been deposited into the escrow account or until Montgomery has been repaid and/or converted $690,000 of the convertible debentures issued to it. At such time, RTH shall have 30 days to replace these shares with $728,267.26 which shall be distributed to the company in exchange for these shares; otherwise, the Escrow Agent shall release these shares to the company and the royalties to RTH.

The Business of Connected Media/NMI

We are a sales and marketing company focused on digital media that offers a broad spectrum of digital services across current and emerging media platforms, including print, television, radio, Internet, CD, DVD and mobile devices such as mobile phones and PDAs. Our customers include companies, government agencies, advertising agencies, advertisers and content owners who seek to leverage opportunities in this age of “digital convergence.” Thanks to the advent of digital technology, different media platforms have converged causing many changes in the way entertainment content, advertising and marketing messages are delivered to their audience. Companies are faced with a fragmented marketplace, where consumers are reached through multiple channels and on multiple devices - from televisions and radios, to computers, game consoles, mobile phones, personal digital assistants (PDA’s) and portable media players (such as the iPOD and other devices). We offer creative services, marketing communications, content creation and distribution, and patented technology to help our clients navigate through this “new media” landscape. Although our initial operations began with us being a technology focused intellectual property company, through NMI, we have nearly 10 years experience as a full-service provider of strategic marketing consulting, comprehensive promotional planning and integrated, multi-media advertising campaigns. As a combined entity, the services we currently provide include consulting, advertising, media selection and placement, sales promotion, direct marketing, collateral development, television production and placement, radio production and placement, point-of-sale displays, trade shows, barter programs, Internet site development, and patented technology solutions.

As a result of the acquisition of NMI, our sales and marketing activities have been combined to leverage the core competencies of both entities. Operating under the Connected Media brand, our sales team has incorporated Connected Media’s exclusive patent licenses into its marketing and communications initiatives to both established and new clients. With the wide range of services we now offer, we are able to provide our clients with a full turnkey “converged media” solution that can deliver and satisfy the customer’s needs across current and emerging media platforms, including Print, Television, Radio, Internet, CD, DVD and portable devices such as mobile phones and PDA’s. Our exclusive licenses to patented technologies enable us to add interactive CD-Rom and DVD disc-based solutions to enhance our offerings to customers and help them achieve their objectives.

In addition, on July 31, 2006 we entered into a non-binding letter of intent to acquire certain assets and operations of NewsProNet Interactive, LLC (“NPN”), a leader in converged media content solutions and interactive branding strategies for local television broadcasters. These assets include several intellectual property assets, including a library of broadcast content. We intend to use these assets to both service current clients of NPN (which include several broadcast media companies), and to develop numerous cross-selling and business development opportunities using our assets and the assets of NMI. (The NPN asset acquisition was completed after the close of the third quarter and is described in the "Subsequent Events" section.)

We are headquartered in Miami, Florida with its strong Hispanic and Latin American influences. As such, much of our staff is fluent in Spanish and has an in-depth knowledge of the different nuances in language and culture that characterize each Hispanic community. Our NMI subsidiary has developed a special expertise in serving clients that are entering into or expanding their operations in the U.S. Hispanic marketplace, as well as the Latin America/Caribbean region. For these clients, NMI offers a unique marketing message by using television through syndicated programming to reach its market at a very cost efficient rate.

Technology Licenses

We hold the exclusive license to patented technology that bridges the gap between online and offline initiatives by allowing websites to control video content on CD’s, DVD’s, Flash Discs, Memory Cards and other digital storage platforms. This process creates a direct connection between the disc user and a website. A “connected” disc directs traffic to a specific webpage and then delivers a high quality interactive video experience without the need for any streaming, downloading or other bandwidth costs or constraints. Applications of such patented solutions include promotions, training & distance learning, content distribution, tracking rich media content usage, and rewarding users for their web based activities.

Through the license agreement with RTH the Company is the exclusive licensee of United States Patent #6,101,534, "Interactive, Remote, Computer Interface System" ("'534 Patent") and a second patent, "A Media Validation System", U.S. Patent No. 6,952,697. The company also has certain exclusive rights to several additional patent applications filed with the United States Patent and Trademark Office.

In general, the claims of the ‘534 patent relate to technology that allows multimedia content stored on a removable local media (including, but not limited to CD-ROM and DVD-ROM discs) to be "controlled" or "released" for access by the user by visiting a related website on the Internet. Essentially every computer sold today has either a CD-ROM drive and/or a DVD drive and has the ability to access the Internet. In addition, it is anticipated that next generation DVD players will also have the ability to access the Internet, either directly, or by connecting through a home or business media hub. We believe this technology will offer content providers and advertisers opportunities to combine the dynamic capabilities of the Internet with disc based or similar local content. As an example, advertisers can use our technology to control access to disc based ads and promotions, allowing them to time release content, track usage and add updated information from the Internet.

Sales Strategy

In addition to the ongoing business of NMI (and NPN upon completion of the anticipated transaction), we are leveraging the established customer base and experience of NMI as it relates to opportunities for our patent licenses. For example, NMI has been hired by a tourism bureau in Europe to implement an Internet marketing campaign to promote travel to the destination. In the past NMI has created and placed an online marketing program for this customer. Now we will also incorporate a “connected” CD-Rom for this customer using our patented technology.

We have an in-house sales staff, currently consisting of two employees that target customers in travel, advertising, cable television and broadcast media, training & education, film, music and video. The goal of our sales staff is to utilize some or all of our core competencies to craft a solution to meet the needs of each individual client. This can range from the creation of marketing collateral or a digital branding strategy, to a full-blown turnkey solution involving content creation, media placement, web development and creation of an interactive CD-Rom or DVD utilizing patented technology.

In addition to our in-house sales staff, we also are establishing a network of performance based agents who have expertise, knowledge and contacts in a particular industry or market sector where we believe our services and technology can be utilized. For example we have agents presenting our capabilities and services to the Education, Religious and Cruise Industry markets. We also provide our services to third party companies that have been contracted by the U.S. Government for interactive training and other initiatives that can utilize our capabilities and technology. In particular, we have completed an interactive training CD-ROM for the United States Department of Housing and Urban Development (HUD). Natcom Marketing Communications, Inc. (“NMC”), a company owned by our Vice Chairman and principal shareholder Robert Rodriguez, has a contract with HUD and NMC engaged us to create a customized CD-Rom incorporating our patented technology. The CD-ROM will automatically link users to a special section of the HUD website, and provide access to high quality video training tutorials that we also produced. The video segments play from the CD in connection with links and information on the website.

We have developed a special focus on helping our customers leverage the many changes that have occurred in the areas of marketing, advertising and content delivery in the age of digital convergence and converged media. We believe that Government agencies as well as private sector companies across many industries and target markets are faced with new challenges as more and more consumers use the Internet and a wide range of digital media platforms to receive their entertainment and information. We offer digital media services and technology solutions to help our customers meet such challenges in a constantly changing environment.

In addition to servicing and expanding our business with existing customers, our sales team has proposals in front of a variety of potential new clients. These range from advertising agencies that can grow business with their own clients by utilizing our digital media services and patented technology, to media research firms, sports organizations, and the Latin American divisions of several national cable television channels. In all cases, after meeting with potential clients and evaluating their needs and objectives we craft a proposed solution that utilizes some or all of our offerings to help the customer achieve their stated goals.

We remain a development stage company in the very early stages of implementing our business plan. We believe that if potential revenue streams materialize from our services and applications in a timely and meaningful fashion, it will enable us to increase shareholder value. However, we do not believe that cash flow from operations alone will be sufficient to fund our activities in the next 12 months. As of September 30, 2006, we had total assets of approximately $ 796,000 ($ 218,828 of which is cash), and total liabilities of approximately $ 3,964,000. As described below, we will need to obtain additional financing for us to both implement our plans and to continue as a going concern.

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

We intend to generate and collect periodic royalty revenue in connection with licensing agreements associated with their intellectual property. Royalty revenue is recognized as it is earned. We recognize income from licensing of patents ratably over the lesser of the economic or legal life of any granted licenses. We have not recognized any Royalty revenue for the three months ended September 30, 2006. However, we recorded $ 32,213 in revenue during the third quarter of 2006 from our subsidiary.

We recognize other income from patent infringement claims when the claim is settled, whether by negotiation or litigation. We recognized no “other income” during 2005 and for the nine months ended September 30, 2006.

Impairment of Long-Lived Assets. Our long-lived assets consist of patents (having a fair value of zero for GAAP purposes) and equipment. We review long-lived assets and certain identifiable assets related to those assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recoverable. If the undiscounted future cash flows of the long-lived assets are less that the carrying amount, their carrying amount is reduced to fair value and an impairment loss is recognized. None of our long-lived assets required an impairment charge during the nine months ended September 30, 2006.

Contingencies and Litigation. We record a reserve for contingencies and litigation when an adverse outcome is probably and the amount of the potential liability is reasonably estimable. We are not currently a party in any litigation nor are we subject to any such contingencies.

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2005

Revenue. Our revenue was $183,463 and $8,203 for the nine months ended September 30, 2006 and September 30, 2005 respectively.

Cost of sales. For the nine months ended September 30, 2006 and 2005, cost of sales amounted to $127,159 and $8,144, respectively.

Operating Expenses. Operating expenses for the nine months ended September 30, 2006 was $ 406,137 compared to operating expenses of $ 140,724 for the same period in 2005, an increase of $265,413 or 188.6%. The increase in operating expenses results primarily from the following:

•
For the nine months ended September 30, 2005, depreciation expense amounted to $65,351 as compared to $17,025 for the nine months ended September 30, 2005, an increase of $48,326 or 283.6%. This increase was attributable to the acquisition of Connected Media Technologies, Inc on July 10, 2006.

•
For the nine months ended September 30, 2006, professional fees amounted to $94,858 as compared to $8,826 for the nine months ended September 30, 2005, an increase of $86,032. This increase was attributable to an increase in legal fees associated with our financings, acquisition activities, and registration statements and an increase in accounting fees.

•	For the nine months ended September 30, 2006, rent expense amounted to $24,488 as compared to $5,824 for the nine months ended September 30, 2005, an increase of $18,664.

•
For the nine months ended September 30, 2006, payroll, contract service and stock-based compensation amounted to $109,244 as compared to $68,734 for the nine months ended September 30, 2005, an increase of $40,510 or 58.9%. This increase was attributable to an increase in stock-based compensation of $30,105 related to the vesting of stock options and an increase in compensation due to our acquisition.

•
For the nine months ended September 30, 2006, other selling, general and administrative expenses amounted to $112,196 as compared to $40,315 for the nine months ended September 30, 2005, an increase of $71,881 or 178.3%. This increase was attributable to an increase in operations.

Other expenses. $ 17,109,739 in “other expenses” was recognized for the nine months ended September 30, 2006. For the nine months ended September 30, 2006, we recorded an impairment of goodwill of $16,227,967 related to the reorganization of the company and our acquisition. Additionally, we recorded a loss from the initial valuation and the change in fair value of embedded conversion option liabilities of $473,143, a loss from the change in fair market value of warrant liability of $15,543, and interest expense of $393,086 related to the amortization of debt discount and accrued interest on our debt financings. We recognized $ 155,500 in “other expenses” for the nine months ended September 30, 2005 which was related to the impairment of an investment in common stock.

Net Loss. Our net loss for the nine months ended September 30, 2006 was $ 17,459,572 or $.04 per common share compared to a net loss of $ 296,165 or $0.00 per common share for the same period in 2005. The net loss resulted primarily from the absence of revenue or “other income” coupled with the increase in operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2006, we had $ 217,828 in cash. We have no other liquid assets. The company intends to finance its activities through use of the private and public debt and equity financing, including use of the proceeds from the 2006 Montgomery Notes, described below.

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

We do not believe that cash flow from operations will be sufficient to fund our activities over the next 12 months. Our ability to continue as a going concern is dependent upon obtaining additional public and private equity and debt financing, (which we do not anticipate in the foreseeable future). We cannot be certain that additional funding will be available as needed, or upon terms that are favorable. If we are unable to obtain the necessary funding, we may need to curtail the implementation of our core business activities and risk going out of business.

On January 31, 2006, we completed a financing agreement for $1,660,000 with Montgomery. The amount included the original principal amount of $600,000 previously funded pursuant to the April 2005 Note plus accrued interest and a 10% termination fee. Of the remaining $1,000,000 balance of the note, $400,000 was funded on January 31, 2006, $300,000 was scheduled to be funded on or about April 30, 2006 (90 days from closing of the first funding) (which was actually funded on July 10, 2006) and an additional $300,000 was scheduled to be funded on or about September 30, 2006 (150 days from closing of the first funding)(and was funded during October 2006). Under the terms of the agreement, we issued to Montgomery a secured convertible debenture in the amount of $ 718,000 which represents the original principal, interest and fees for the $600,000 previously funded as well as an additional secured convertible debenture in the amount of $400,000. Both convertible debentures have an interest rate of 14% and maturity dates of April 30, 2007, and are convertible into shares of our common stock at a conversion price equal to the lesser of (a) $0.04 or (b) seventy five percent (75%) of the lowest Closing Bid Price of the Common Stock, as quoted by Bloomberg, LP, of the ten (10) trading days immediately preceding the Conversion Date. The Conversion Price may be adjusted pursuant to the other terms of this Debenture.

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

Pursuant to the terms of a Registration Rights Agreement, we are required to register the shares underlying the Convertible Debentures, as well as the shares to be issued pursuant to the Warrant within 60 days from the Closing Date of the Stock Purchase Agreement with NMI and to have the registration statement declared effective 90 days from the date thereof. In the event that the registration statement is not filed or declared effective within these time limits, we may be subject to liquidated damages in the amount of 2% of the entire funding amount per month and may be deemed in default of the operative agreements. We filed an SB-2 registration statement on September 1, 2006, which has not yet been declared effective.

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

CAPITAL EXPENDITURES AND COMMITMENTS

We did not acquire a material amount of fixed assets during the nine month period ending September 30, 2006 and currently do not plan to do so during the next fiscal year.

OFF-BALANCE SHEET ARRANGEMENTS

We do not currently have any off-balance sheet arrangements.

SUBSEQUENT EVENTS

Acquisition of Assets of NewsProNet Interactive, LLC

On October 4, 2006, our wholly owned subsidiary, NPN Asset Acquisitions, Inc. (“NPNAA”) entered into an Assignment Agreement (the “NBC Assignment”) with NBC-NPN Holding, Inc. (“NBC”) and NewsProNet Interactive, LLC (“NPN”), whereby NBC assigned approximately $2.365 million in secured debt (the “Secured Debt”) against NPN to our subsidiary NPNAA.   Such debt is evidenced by certain promissory notes entered into in 2000 and 2001 by NBC and NPN, and is secured by a Security Agreement dated September 18, 2000.  Pursuant to the NBC Assignment, NPNAA acquired a first priority secured interest in all of the assets of NPN.  In consideration for the assignment of the Secured Debt, NPNAA agreed to enter into a Content License Agreement whereby NBC Universal, Inc. is granted a non-exclusive license to use certain content owned and produced by NPNAA consisting of audio-visual archived news stories.  As additional consideration for the assignment of the Secured Debt, the parties entered into a Securities Purchase Agreement whereby we agreed to issue 15,000,000 shares of our common stock to NBC.

Also on October 4, 2006, our subsidiary NPNAA entered into an Assignment Agreement with NPN (the “NPN Assignment”), pursuant to which NPNAA exercised certain security rights with the consent of NPN.  Pursuant to the NPN Assignment, NPNAA agreed, in lieu of immediate foreclosure upon all of the Secured Debt, to accept certain assets of NPN and apply the fair market value of such assets against the balance of the Secured Debt.  Accordingly, NPN assigned to NPNAA all title and interest in certain assets consisting of equipment, accounts and accounts receivable, customer contracts, certain claims or causes of action held by NPN, all intellectual property, and NPN’s complete content video archive consisting of approximately 1,700 finished news stories.  In consideration for such assets, NPNAA agreed to reduce the balance of the Secured Debt to $865,000.  We also agreed to enter into certain employment agreements with four former employees of NPN for positions as Vice Presidents of NPNAA.

NewsProNet Content Summary

A leader in converged media content solutions and interactive branding strategies for local broadcasters, NewsProNet’s clients are media companies who use the company’s content and programming strategies to help drive audience to their broadcast and Internet properties.

A partial list of NewsProNet’s current content products are as follows:

SweepsFeed™ --96 special reports topics per year, launched in February 1998.

Heads Up! ™Consumer Health and Money -- A special approach to consumer health and money coverage. Twelve television news segments each month about how Americans can best spend, save, invest and care for themselves with confidence during these changed times. Delivered with split audio to support local talent franchises. A pro-consumer confidence sponsorship opportunity for local advertisers.

Impact Radio News -- Demographically targeted short-form in-depth scripts and actuality service for radio clients. 100+ topics per year, available with companion locally branded web content.

Know More Interactively™ is a companion content brand. The “Know More” program is a licensed co-branded content program used by broadcasters as the catalyst for converting broadcast audience to loyal online visitors and a tool to drive them back to air again. The program elements include: on-air promotion support, internal newscast branding tools, online publishing tools, as well as local advertising sales opportunities, station training and implementation support.

Pursuant to the terms of the Securities Purchase Agreement, we issued 15,000,000 shares of our common stock to NBC. These shares were issued in reliance on an exemption from registration under Section 4(2) of the Securities Act of 1933.

These shares of our common stock qualified for exemption under Section 4(2) of the Securities Act of 1933 since the issuance of shares by us did not involve a public offering. The offering was not a "public offering" as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, the size of the offering, and the manner of the offering. We did not undertake an offering in which we sold a high number of shares to a high number of investors.  In addition, NBC had the necessary investment intent as required by Section 4(2) since NBC agreed to and received share certificates bearing a legend stating that such shares are restricted pursuant to Rule 144 of the 1933 Securities Act. This restriction ensures that these shares would not be immediately redistributed into the market, and therefore not be part of a "public offering." Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act of 1933 for this transaction.

The documents evidencing the above-described transaction were filed as exhibits to our Form 8K with the Securities and Exchange Commission on October 11, 2006, and are hereby incorporated by reference.
On October 25, 2006, the $250,000 Line of Credit referred to in Note 6 became due and payable in full. The Company did not repay the amount due on the due date which may cause a default under the Line of Credit and under the Montgomery convertible debentures. The Company believes the bank may execute on the collateral for the Line of Credit. The company is currently in negotiations to restructure the repayment of these amounts.

On November 3, 2006, Montgomery converted $40,000 of the $718,000 convertible debenture issued to Montgomery on January 31, 2006 into an aggregate of 5,333,333 shares of common stock. The conversion price was $.0075 per share and the conversion reduced the principal amount of this debenture to $678,000.
On November 7, 2006, NPNAA received notice from a creditor of NPN of a claim against NPN in the amount of approximately $50,000 plus interest and attorney's fees. The creditor claimed, among other things, that the transaction between NPN and NPNAA was improper, and that NPNAA is directly liable for the amount of the claim. The company believes that the claim is without merit.

NEW ACCOUNTING PRONOUNCEMENTS

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. The adoption of this statement is not expected to have a significant effect on our future reported financial position or results of operations.

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) No. 48, "Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109." This interpretation provides guidance for recognizing and measuring uncertain tax positions, as defined in SFAS No. 109, "Accounting for Income Taxes." FIN No. 48 prescribes a threshold condition that a tax position must meet for any of the benefit of an uncertain tax position to be recognized in the financial statements. Guidance is also provided regarding de-recognition, classification, and disclosure of uncertain tax positions. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. We do not expect that this interpretation will have a material impact on our financial position, results of operations, or cash flows.

In September 2006, FASB issued SFAS 157 `Fair Value Measurements'. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Management is currently evaluating the effect of this pronouncement on financial statements.

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

We believe the following critical accounting policy affects our more significant judgments and estimates used in the preparation of our financial statements:

Depreciation. The company uses the straight line method.

We intend to generate and collect periodic royalty revenue in connection with licensing agreements associated with intellectual property. Royalty revenue is recognized as it is earned. We recognize income from licensing of patents ratably over the lesser of the economic or legal life of any granted licenses. We did not recognize any royalty revenue or licensing revenue during 2005 and during the first nine months of 2006.

Going Concern. As of September 30, 2006, we recorded a net loss of $17,459,572, and remain in serious need of additional financing to fully implement our business plans. These factors among others indicate that the company may be unable to continue as a going concern, particularly in the event that it cannot obtain additional financing. The accompanying financial statements do not include any adjustments relating to the recoverability of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the company cannot continue in existence.

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

We have a history of operating losses.

The company has a history of operating losses and there is no guarantee we will be able to achieve a positive operating income in the future and, if achieved, sustain such positive operating income. For the nine months ended September 30, 2006, we had an aggregate net loss of $17,459,572. Accordingly, an investment in the company is extremely speculative in nature and involves a high degree of risk.

Although NMI, our newly acquired subsidiary has generated revenue in the past, our business is partially dependent on our ability to monetize the licensed patents, which to date have generated limited revenue.

We have generated limited revenue from royalties or licensing of intellectual property. There can be no assurance that we will be able to do so in the future.

There is substantial doubt about our ability to continue as a going concern.

As discussed in the accompanying unaudited consolidated financial statements, for the nine months ending September 30, 2006, the company had $183,463 in revenues, a net loss of $17,459,572 and cash used in operations of $224,766. Also, at September 30, 2006 the company had a working capital deficiency of $4,015,369, a stockholder’s deficiency of $3,533,742, and an accumulated deficit during the development stage of $17,042,139. For the immediately preceding fiscal year ending December 31, 2005, the company had no revenues, a net loss of $396,745, cash used in operations of $10,816, a working capital deficiency of $1,895,732, a stockholder’s deficiency of $1,884,668 and a deficit accumulated during development state of $1,989,734. If we are unable to continue as a going concern, you may lose your entire investment.

Although the debt owed to Montgomery is convertible into common stock, there is no assurance that Montgomery will convert the debt into common stock.

Because of the convertible nature of the debt owed to Montgomery we may not have to repay this debt if the debt is converted into shares of our common stock. However, we cannot assure you that this debt will be converted into common stock and we may have to repay this indebtedness.

We need additional financing and if we are unable to raise the capital necessary, we may be forced to abandon or curtail our business plan or operations.

As of September 30, 2006, our working capital (current assets less current liabilities) was $3,484,825. Other than the current financing with Montgomery, we do not have any continual commitments or identified sources of additional capital from third parties or from its officers, directors or majority shareholders. There is no assurance that additional financing will be available on favorable terms, if at all.

Existing stockholders may face dilution from our financing efforts as well as a result of conversion of the debt owed to Montgomery.

We must raise additional capital from external sources to execute our business plan. We plan to issue debt securities, capital stock, or a combination of these securities. We may not be able to sell these securities, in particular under current market conditions. Even if we are successful in finding buyers for our securities, the buyers could and have demanded high interest rates or require us to agree to onerous operating covenants, which could in turn harm our ability to operate our business by restricting our operating activities. We may be forced to sell our shares of capital stock at depressed market prices, which could result in substantial dilution to our existing stockholders. In addition, any shares of capital stock we may issue may have rights, privileges, and preferences superior to those of our common stockholders. Furthermore, existing stockholders may face substantial dilution if Montgomery converts its debt into shares of common stock.

We do not own the patents we are exploiting and are subject to the terms and conditions of a licensing agreement.

In connection with certain financing transactions described herein, on January 31, 2006, we entered into a Purchase and Sale Agreement with Rothschild Trust Holdings, LLC ("RTH"), for the sale of all of our issued and pending patents in exchange for the return of 13,241,223 shares of our common stock, which are treasury shares being held in escrow. Leigh M. Rothschild, one of our Directors, is a beneficial owner of RTH. As additional consideration, RTH granted the company a license to use the patents pursuant to the terms of a License and Royalty Agreement, which grants the company a twelve month right of election to license the patents. If the company exercises the right of election, RTH shall grant the company a two year exclusive license for the use of the patents that is renewable subject to performance, and RTH shall receive 10% royalties on all gross receipts (as defined in the License and Royalty Agreement). As a result, for our business activities related to exploiting our patents we are dependent on the license granted to us from RTH. In the event that the License and Royalty Agreement is terminated or not renewed by RTH, such a result would have a material adverse affect on the company as it would prevent us from licensing these patents, thus eliminating any source of revenue from these patents.

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

If applications for pending patents are not granted it could materially affect our business.

RTH has applied for patent protection for some aspects of technology that we intend to utilize. There can be no guarantee or assurance that patents will be awarded. In the event patent protection is not granted, or if other companies are granted patent protection on similar and/or competing technology, it may be difficult for us to maintain an advantage over our competition. Even if patents are granted, there is no assurance that competitors will not infringe upon them, and we do not explicitly control the enforcement of the patents that we license from RTH.

If we and/or RTH are unable to protect the intellectual property we use in our business, it could have a material adverse affect on us.

Our ability to compete depends, in part, upon successful protection of proprietary assets. Both RTH and the company plan to protect proprietary and intellectual property rights through available patent, copyright and trademark laws and licensing and distribution arrangements with reputable companies, and to the extent management deems economically prudent. Despite these precautionary measures, existing patent, copyright and trademark laws afford only limited protection in certain jurisdictions. We may distribute our solutions in other jurisdictions in which there is no protection, or individuals or companies in jurisdictions where our intellectual property is not protected may simply take advantage of our work. As a result, it may be possible for unauthorized third parties to copy and distribute intellectual property that is core to our business. This could result in a material adverse effect on the company.

Litigation regarding the intellectual property licensed to us by RTH may have a material adverse effect on our business.

In connection with the intellectual property owned by RTH and licensed to us, litigation by RTH may be necessary to enforce and protect the intellectual property rights or to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement or invalidity. In particular, RTH is currently a plaintiff in litigation regarding the unauthorized use of the ‘534 patent. If the result of the litigation is unfavorable, it could have a material adverse effect on our license which in turn may have a material adverse effect our business.

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

If our pending SB-2 registration statement is declared effective, the selling stockholders named in the SB-2 intend to sell their shares of our common stock in the public market, which sales may cause our stock price to decline.

Although the officers, directors and significant shareholders of the company (who currently comprise approximately 89% of our issued and outstanding stock) are subject to the provisions of various insider trading and rule 144 regulations, the selling stockholders named in our pending SB-2 intend to sell in the public market up to 1,201,491,000 shares being registered in that offering. This large amount compared to the total number of shares of common stock issued and outstanding could cause our stock price to decline significantly.

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

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the third quarter of fiscal 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II  OTHER INFORMATION

Item 1 Legal Proceedings

Not applicable.

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds

On July 10, 2006, the Company acquired all of the outstanding shares of NMI in exchange for a total of approximately fifty percent (50%) of the issued and outstanding shares of the Company's common stock equal to 300,507,663 shares of common stock to NMI’s sole shareholder. Pursuant to the Agreement, on the SPA Closing Date, NMI became a wholly owned subsidiary of the Company.

On October 4, 2006, in connection with the acquisition of the assets of NewsProNet Interactive, LLC (see "Subsequent Events" above) we issued 15,000,000 shares of our common stock to NBC. These shares were issued in reliance on an exemption from registration under Section 4(2) of the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4 Submission of Matters to a Vote of Security Holders

        None.

Item 5 Other Information

Not applicable.

Item 6 Exhibits and Reports of Form 8-K

On October 11, 2006 the Company filed a Form 8-K disclosing the acquisition of assets of NewsProNet Interactive, LLC along with the related transactions and agreements, including the issuance of 15,000,000 shares of the company's common stock to NBC.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Connected Media Technologies, Inc.

By: /s/ Jeffrey W. Sass
Dated:	November 20, 2006	Jeffrey W. Sass
Chief Executive Officer

By: /s/ Mark Mayo
Dated:	November 20, 2006	Mark Mayo
Chief Financial Officer
Chief Accounting Officer