Form 10KSB
period 2006-12-31
Connected Media Technologies, Inc.
filed 2007-04-17
CIK 1302135

United States Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM              TO

COMMISSION FILE NUMBER 000-18689

CONNECTED MEDIA TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	06-1238435
(STATE OF INCORPORATION)	(I.R.S. ID)

80 SOUTHWEST 8TH STREET, SUITE 2230, MIAMI, FLORIDA 33130
(Address of Principal Executive Offices)

(786) 425-0028
(Issuer's Telephone Number, Including Area Code)

950 South Pine Island Road, Suite A150-1094
Plantation, Florida 33324
(Former Name or Former Address, if Changed Since Last Report)

Securities registered pursuant to Section 12(b) of the Act:
NONE

Securities registered pursuant to Section 12(g) of the Act:
COMMON STOCK, $.0001 par value

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.

Yes ☐ No ☐

State issuer's revenues for its most recent fiscal year. $446,706

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) $195,908.15 as of March 31, 2007.

The number of shares outstanding of the registrant’s common stock as of March 31, 2007 was 641,907,436* This number excludes 15,241,223 shares that have been redeemed by the Company and held as treasury shares.

Connected Media Technologies, Inc.

FORM 10-KSB

For The Fiscal Year Ended December 31, 2006

i

PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

Connected Media Technologies, Inc. (“we”, “us”, “our”, the “Company”, or “CMT”) is a sales and marketing company focused on digital media that offers a broad spectrum of digital services across current and emerging media platforms, including print, television, radio, Internet, CD, DVD and mobile devices such as mobile phones and PDAs. Our customers include companies, government agencies, advertising agencies, advertisers and content owners who seek to leverage opportunities in this age of “digital convergence.”

We offer creative services, marketing communications, content creation and distribution, and patented technology to help our clients navigate through this “new media” landscape. Although our initial operations began with us being a technology focused intellectual property company, through our subsidiary Natcom Marketing International, Inc. ("NMI"), we have nearly 10 years experience as a full-service provider of strategic marketing consulting, comprehensive promotional planning and integrated, multi-media advertising campaigns. In addition, in Q4 2006 we acquired the assets of NewsProNet Interactive, LLC ("NPN"), a leader in converged media content solutions and interactive branding strategies for local television broadcasters. These assets include several intellectual property assets, including a library of broadcast content.

Using the combined benefits offered by our subsidiaries, the services we currently provide include consulting, advertising, media selection and placement, sales promotion, direct marketing, collateral development, television production and placement, radio production and placement, point-of-sale displays, trade shows, barter programs, Internet site development, and technology solutions.

HISTORY

Our current name and business operations have been preceded by various historical name changes and changes in capitalization.

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

New Mountaintop Corporation becomes Trust Licensing, Inc.

On August 24, 2004, pursuant to the Florida rules and regulations governing mergers and acquisitions, we acquired, by merger, all of the assets and business of Trust Licensing, LLC (“TLLLC”) through our newly formed wholly owned subsidiary. As consideration for the merger, we issued 270,072,000 shares of our common stock, par value $ .0001 per share representing approximately 93% of its issued and outstanding shares (after giving effect to a 1:10 reverse stock split). The reverse merger was accompanied by a change in the name to Trust Licensing, Inc., in the Board of Directors, management, and business focus. Prior to the merger, we had not conducted regular business operations for several years; rather, the primary focus of New Mountaintop Corporation was seeking a business to acquire. On December 31, 2004, we became eligible for trading on the over-the-counter bulletin board under the symbol TRTL.OB. As a result of the merger, we became the successor in interest to New Mountaintop Corporation and assumed its Exchange Act reporting obligations.

Trust Licensing, Inc. becomes Connected Media Technologies, Inc.

In early May 2005, we were advised by the Secretary of State of the State of Delaware that the State had failed to notify the company that the use of the word “Trust” in its corporate name was inconsistent with the applicable provisions of the Delaware Banking Law and requested that we change our name. Therefore, on May 18, 2005, we changed our name from Trust Licensing, Inc. to Connected Media Technologies, Inc. Our trading symbol was subsequently changed to CNCM.OB.

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

        Connected Media Technologies, Inc. acquires Natcom Marketing International, Inc.

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

In connection with the NMI acquisition, on January 31, 2006, we also entered into a Purchase and Sale Agreement with Rothschild Trust Holdings. LLC ("RTH", an entity controlled by Leigh M. Rothschild, one of the company’s former directors) for the sale of certain issued and pending patents in exchange for the return of 13,241,223 shares of our common stock. As additional consideration, we were granted a license to use the patents pursuant to the terms of a License and Royalty Agreement, which granted us a twelve month right of election to license the patents. (On January 26, 2007, we elected to maintain our rights in the RTH intellectual property.) Simultaneously with the execution of the Purchase and Sale Agreement, the company, RTH, Montgomery Equity Partners, L.P. ("Montgomery"), and David Gonzalez, as Escrow Agent for Montgomery, entered into an Escrow Agreement, whereby the company and RTH agreed to place the 13,241,223 shares in escrow and the company agreed to deposit royalties otherwise payable to RTH into an escrow account held by the Escrow Agent until such time as royalties of $690,000 have been deposited into the escrow account or until Montgomery has been repaid and/or converted $690,000 of the convertible debentures issued to it. At such time, RTH shall have 30 days to replace these shares with $728,267.26 which shall be distributed to the company in exchange for these shares; otherwise, the Escrow Agent shall release these shares to the company and the royalties to RTH.

Connected Media Technologies, Inc. agrees to acquire assets of NewsproNet Interactive, LLC

On October 4, 2006, our wholly owned subsidiary, NPN Asset Acquisitions, Inc. (“NPNAA”) entered into an Assignment Agreement (the “NBC Assignment”) with NBC-NPN Holding, Inc. (“NBC”) and NPN, whereby NBC assigned approximately $2.365 million in secured debt (the “Secured Debt”) against NPN to our subsidiary NPNAA.   Such debt is evidenced by certain promissory notes entered into in 2000 and 2001 by NBC and NPN, and is secured by a Security Agreement dated September 18, 2000.  Pursuant to the NBC Assignment, NPNAA acquired a first priority secured interest in all of the assets of NPN.  In consideration for the assignment of the Secured Debt, NPNAA agreed to enter into a Content License Agreement whereby NBC Universal, Inc. was granted a non-exclusive license to use certain content owned and produced by NPNAA consisting of audio-visual archived news stories.  As additional consideration for the assignment of the Secured Debt, the parties entered into a Securities Purchase Agreement whereby we agreed to issue 15,000,000 shares of our common stock to NBC.

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

        We also entered into certain employment agreements with four former employees of NPN for positions as Vice Presidents of NPNAA.

As of December 31, 2006, we currently have the following wholly-owned subsidiaries: Trust Licensing, Inc., a Florida corporation (successor-by-merger to TLLLC), Connected Media, Inc., the inactive California corporation, Natcom Marketing International, Inc., a Puerto Rico corporation (NMI), and NPN Asset Acquisitions, Inc., a Florida corporation.

BUSINESS

We are a sales and marketing company focused on digital media that offers a broad spectrum of digital services across current and emerging media platforms, including print, television, radio, Internet, CD, DVD and mobile devices such as mobile phones and PDAs. Our customers include companies, government agencies, advertising agencies, advertisers and content owners who seek to leverage opportunities in this age of “digital convergence.” Thanks to the advent of digital technology, different media platforms have converged causing many changes in the way entertainment content, advertising and marketing messages are delivered to their audience. Companies are faced with a fragmented marketplace, where consumers are reached through multiple channels and on multiple devices - from televisions and radios, to computers, game consoles, mobile phones, personal digital assistants (PDA’s) and portable media players (such as the iPOD and other devices). We offer creative services, marketing communications, content creation and distribution, and patented technology to help our clients navigate through this “new media” landscape. Although our initial operations began with us being a technology focused intellectual property company, through NMI, we have nearly 10 years experience as a full-service provider of strategic marketing consulting, comprehensive promotional planning and integrated, multi-media advertising campaigns. As a combined entity, the services we currently provide include consulting, advertising, media selection and placement, sales promotion, direct marketing, collateral development, television production and placement, radio production and placement, point-of-sale displays, trade shows, barter programs, Internet site development, and technology solutions.

As a result of the acquisition of NMI, our sales and marketing activities have been combined to leverage the core competencies of both entities. Operating under the Connected Media brand, with the wide range of services we now offer, we are able to provide our clients with a full turnkey “converged media” solution that can deliver and satisfy the customer’s needs across current and emerging media platforms, including Print, Television, Radio, Internet, CD, DVD and portable devices such as mobile phones and PDA’s. Our exclusive licenses to patented technologies enable us to add interactive CD-Rom and DVD disc-based solutions to enhance our offerings to customers and help them achieve their objectives.

In addition, on October 4, 2006 we acquired the assets of NewsProNet Interactive, Inc. ("NPN"), a leader in converged media content solutions and interactive branding strategies for local television broadcasters. These assets include several intellectual property assets, including a library of broadcast content. We intend to use these assets to both service current clients of NPN (which include several broadcast media companies), and to develop numerous cross-selling and business development opportunities using our assets and the assets of NMI.

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

In general, the claims of the 534 patent relate to technology that allows multimedia content stored on a removable local media (including, but not limited to CD-ROM and DVD-ROM discs) to be "controlled" or "released" for access by the user by visiting a related website on the Internet.

Sales Strategy

In addition to the ongoing business of NMI and NPN, we are leveraging the established customer base and experience of NMI as it relates to opportunities for our technology. For example, NMI has been hired by a tourism bureau in Europe to implement an Internet marketing campaign to promote travel to the destination. In the past NMI has created and placed an online marketing program for this customer. Now we will also incorporate a “connected” CD-Rom for this customer.

We have an in-house sales staff, currently consisting of four employees that target customers in travel, advertising, cable television and broadcast media, training & education, film, music and video. The goal of our sales staff is to utilize some or all of our core competencies to craft a solution to meet the needs of each individual client. This can range from the creation of marketing collateral or a digital branding strategy, to a full-blown turnkey solution involving content creation, media placement, web development and creation of an interactive CD-Rom or DVD.

In addition to our in-house sales staff, we also are establishing a network of performance based agents who have expertise, knowledge and contacts in a particular industry or market sector where we believe our services and technology can be utilized. For example we have agents presenting our capabilities and services to the Education, Religious and Cruise Industry markets. We also provide our services to third party companies that have been contracted by the United States Government for interactive training and other initiatives that can utilize our capabilities and technology. In particular, we have completed an interactive training CD-ROM for the United States Department of Housing and Urban Development (HUD). National Communications, Inc., a company owned by our Vice Chairman and principal shareholder Robert Rodriguez, has a contract with HUD and engaged us to create a customized CD-Rom. The CD-ROM will automatically link users to a special section of the HUD website, and provide access to high quality video training tutorials that we also produced.

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

In addition to servicing and expanding our business with existing customers, our sales team has proposals in front of a variety of potential new clients. These range from advertising agencies that can grow business with their own clients by utilizing our digital media services and technology, to media research firms, sports organizations, and the Latin American divisions of several national cable television channels. In all cases, after meeting with potential clients and evaluating their needs and objectives we craft a proposed solution that utilizes some or all of our offerings to help the customer achieve their stated goals.

We are in the very early stages of implementing our business plan. We believe that if potential revenue streams materialize from our services and applications in a timely and meaningful fashion, it will enable us to increase shareholder value. However, we do not believe that cash flow from operations alone will be sufficient to fund our activities in the next 12 months. As of December 31, 2006, we had total assets of approximately $707,500 ($1,525 of which is cash), and total liabilities of approximately $4,004,600. As described below, we will need to obtain additional financing for us to both implement our plans and to continue as a going concern.

CUSTOMERS

Our targeted customers include companies, government agencies, advertising agencies, publishers, web sites, advertisers and content owners who seek to leverage opportunities in this age of "digital convergence." In addition, our targeted customers include licensees and potential licensees in the areas of entertainment content (e.g. film, music, and video), education, advertising, travel and promotion, who may deploy applications that utilize our services and/or intellectual property.

COMPETITION

We are subject to intense competition. The CD, DVD, software and Internet industries are highly competitive, and there are several companies that create and license digital media content. Although we believe that the solutions we offer are highly valuable and useful, there are several alternatives available to prospective customers that may offer equally good functionality. Prospective clients may choose to license similar solutions instead of ours. Additionally, insofar as we believe certain elements of some of offerings are protected by the patent rights we license from RTH, there can be no assurance that the patent rights will be enforced (particularly in foreign jurisdictions, where no formal patent rights exist) or that the license from RTH will remain in effect.

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

EMPLOYEES

As of December 31, 2006, we employed 14 people on a full-time basis, which includes employees employed by our wholly-owned subsidiaries. Our success is highly dependent on our ability to attract and retain qualified employees. Competition for qualified employees remains intense in our industry. We believe that we can attract and retain qualified employees, but we cannot guarantee that we will be successful. None of our employees are subject to collective bargaining agreements. We believe that our relationship with our employees is good.

AVAILABLE INFORMATION

Our primary Internet address is http://www.connectedmedia.com. In the future we intend to make available, free of charge, our annual report on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K, and any amendments to those reports, as well as our governance documents, as soon as reasonably practicable after we electronically file such material with or furnish it to the SEC. The information found on our Web site is not part of this or any other report we file with or furnish to the SEC.

ITEM 2. DESCRIPTION OF PROPERTY

We do not own any real property. Our corporate offices are located in a professional office building located at 80 Southwest 8th Street, Miami, Florida 33130. We sublease office space, on a month-to-month basis, from National Communications, Inc, a company owned by our Vice Chairman and principal shareholder Robert Rodriguez. The company also occupies space, on a month-to-month basis, in Alpharetta Georgia for digital content production and editing. Our combined rent is approximately $ 5,500 per month, and the properties are in good condition.

ITEM 3. LEGAL PROCEEDINGS

        On November 7, 2006, NPNAA received notice from a creditor of NPN of a claim against NPN in the amount of approximately $50,000 plus interest and attorney's fees. The creditor claimed, among other things, that the transaction between NPN and NPNAA was improper, and that NPNAA is directly liable for the amount of the claim. On December 12, 2006, the Company received notice from the creditor that it did not intend to pursue legal recourse and was withdrawing its demand letter of November 7, 2006.

        On March 23, 2007, the Company and its wholly-owned subsidiary Trust Licensing, Inc., were each served with a lawsuit from Irrevocable Trust Agreement Number III. The lawsuit was commenced in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida. The lawsuit relates to amounts claimed owed to Irrevocable Trust Agreement Number III in the approximate total principal amount of $500,000, and also seeks various interest, costs, and fees (See " Management’s Discussion And Analysis Or Plan Of Operation - Subsequent Events").

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On or about March 16, 2006, we received written consents in lieu of a meeting of stockholders from holders of 228,445,700 shares representing approximately 76% of the 300,507,663 shares of the total issued and outstanding shares of voting stock of the Company then outstanding approving:

(a)     an amendment to the Articles of Incorporation of the company, pursuant to which the maximum number of shares of stock that the Company shall be authorized to have outstanding at any time shall be increased to two billion (2,000,000,000) shares of common stock at par value of $ 0.0001 with no preemptive rights;

        (b)     the Stock Purchase Agreement and Share Exchange with Natcom Marketing International, a Puerto Rican based full-service marketing communications agency;

(c)     the election of a new Board of Directors, upon closing of the Natcom agreement, to serve until the next annual meeting; and

(d)     the financing agreement for approximately $ 1.718 million with Montgomery Equity Partners, Ltd. ("Montgomery"), the Purchase and Sale Agreement, the License and Royalty Agreement with Rothschild Trust Holdings, LLC ("RTH") and the Escrow Agreement by and among the Company, RTH, Montgomery, and David Gonzalez, as Escrow Agent.

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER  MATTERS, AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on Over-The-Counter Bulletin Board under the symbol CNCM.OB. Our common stock became eligible for trading on December 31, 2004. Prior to that date our Company had not traded for at least the last two fiscal years. As of March 31, 2007, there were approximately 350 registered holders of record of our common stock. The following table sets forth the range of high and low bid information for the period from January 1, 2006 through December 31, 2006.

Period	High Bid	Low Bid

2006
First Quarter	$0.04	$0.01
Second Quarter	$0.08	$0.012
Third Quarter	$0.011	$0.0021
Fourth Quarter	$.023	$.004

The above quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

DIVIDENDS

We did not pay any cash dividends to stockholders during fiscal year 2006. The declaration of any future cash dividend will be at the discretion of our board of directors and will depend upon our earnings, if any, our capital requirements and financial position, our general economic conditions, and other pertinent conditions. It is our present intention not to pay any cash dividends in the foreseeable future, but rather to reinvest earnings, if any, in our business operations.

PART II

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF  OPERATION

This annual report on Form 10-KSB, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933 and the Securities Exchange Act of 1934. These statements are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “continues,” “may,” variations of such words, and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our business and other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict.

Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Readers are referred to risks and uncertainties identified below, under “Risk Factors” and elsewhere herein. We undertake no obligation to revise or update any forward-looking statements for any reason.

OUR BUSINESS

We are a sales and marketing company focused on digital media that offers a broad spectrum of digital services across current and emerging media platforms, including print, television, radio, Internet, CD, DVD and mobile devices such as mobile phones and PDAs. Our customers include companies, government agencies, advertising agencies, advertisers and content owners who seek to leverage opportunities in this age of “digital convergence.” Thanks to the advent of digital technology, different media platforms have converged causing many changes in the way entertainment content, advertising and marketing messages are delivered to their audience. Companies are faced with a fragmented marketplace, where consumers are reached through multiple channels and on multiple devices - from televisions and radios, to computers, game consoles, mobile phones, personal digital assistants (PDA’s) and portable media players (such as the iPOD and other devices). We offer creative services, marketing communications, content creation and distribution, and technology to help our clients navigate through this “new media” landscape.

        On October 4, 2006, we acquired the assets of NewsProNet Interactive, LLC ("NPN"), a leader in converged media content solutions and interactive branding strategies for local television broadcasters. These assets include several intellectual property assets, including a library of broadcast content. We intend to use these assets to both service current clients of NPN (which include several broadcast media companies), and to develop numerous cross-selling and business development opportunities using our assets and the assets of NMI.

        Technology Licenses

        Through the license agreement with RTH the Company is the exclusive licensee of United States Patent No. 6,101,534, "Interactive, Remote, Computer Interface System" ("'534 Patent") and a second patent, "A Media Validation System", U.S. Patent No. 6,952,697. The company also has certain exclusive rights to several additional patent applications filed with the United States Patent and Trademark Office.

In general, the claims of the ‘534 patent relate to technology that allows multimedia content stored on a removable local media (including, but not limited to CD-ROM and DVD-ROM discs) to be "controlled" or "released" for access by the user by visiting a related website on the Internet.

Sales Strategy

In addition to the ongoing business of NMI and NPN, we are leveraging the established customer base and experience of NMI as it relates to opportunities for our patent licenses. For example, NMI has been hired by a tourism bureau in Europe to implement an Internet marketing campaign to promote travel to the destination. In the past NMI has created and placed an online marketing program for this customer.

We have an in-house sales staff, currently consisting of four employees that target customers in travel, advertising, cable television and broadcast media, training & education, film, music and video.

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

        In addition to our in-house sales staff, we also are establishing a network of performance based agents who have expertise, knowledge and contacts in a particular industry or market sector where we believe our services and technology can be utilized. For example, we have agents presenting our capabilities and services to the Education, Religious and Cruise Industry markets. We also provide our services to third party companies that have been contracted by the United States Government for interactive training and other initiatives that can utilize our capabilities and technology. In particular, we have completed an interactive training CD-ROM for the United States Department of Housing and Urban Development (HUD). Natcom Marketing Communications, Inc. (“NMC”), a company owned by our Vice Chairman and principal shareholder Robert Rodriguez, has a contract with HUD and NMC engaged us to create a customized CD-Rom. The CD-ROM will automatically link users to a special section of the HUD website, and provide access to high quality video training tutorials that we also produced.

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

We believe that if potential revenue streams materialize from our services and applications in a timely and meaningful fashion, it will enable us to increase shareholder value. However, we do not believe that cash flow from operations alone will be sufficient to fund our activities in the next 12 months. As of December 31, 2006, we had total assets of approximately $707,500 ($1,525 of which is cash), and total liabilities of approximately $4,004,600. As described below, we will need to obtain additional financing for us to both implement our plans and to continue as a going concern.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

        The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires us to make judgments, assumptions, and estimates that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Note 1 to the audited Consolidated Financial Statements describe the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements. These critical accounting policies are affected significantly by judgments, assumptions, and estimates used in the preparation of the Consolidated Financial Statements and actual results could differ materially from the amounts reported based on these policies.

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

In December 2006, the FASB issued FSP EITF 00-19-2, "Accounting for Registration Payments" which was effective immediately. This FSP amends EITF 00-19 to require potential registration payment arrangements be treated as a contingency pursuant to FASB Statement 5 rather than at fair value. We considered the effect of this standard on the above embedded conversion option and warrant classification as a liability and determined that the accounting would not have changed as a result of this standard; since the variable rate on the convertible debentures still cause derivative treatment. Therefore, there was no effect of implementing this standard.

Revenue Recognition. We follow the guidance of the Securities and Exchange Commission’s Staff Accounting Bulletin No. 104 for revenue recognition. In general, we record revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectibility is reasonably assured. The following are the specific revenue recognition policies for the revenue streams of the Company:

Content revenue - subscription based:  The Company produces and distributes broadcast and digital content for customers that subscribe to such service under monthly fixed fee arrangements.  Revenue is recognized when the minimum content required to be delivered monthly under the agreement is finalized, and delivered or made available to the customers for unconditional use.

Content revenue - revenue sharing arrangements: When content is provided on a revenue sharing basis, the revenue is not determinable until the Company receives payment from the customer. Accordingly, revenue is recognized upon receipt of payment. There were no revenue sharing revenues during 2006.

Content revenue - barter arrangements: Revenue from barter transactions will be valued at the fair value of the goods provided or goods received whichever is more readily determinable and recognized upon delivery of the content by the Company. There were no barter revenues during 2006.

Digital media services revenue:  The Company creates and distributes digital marketing content and advertising services on a project basis.  Revenue is recognized when projects are completed and made available to the customer for unconditional use.

Impairment of Long-Lived Assets. Our long-lived assets consist of patents (having a fair value of zero for GAAP purposes) a video content library and equipment. We review long-lived assets and certain identifiable assets related to those assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recoverable. If the undiscounted future cash flows of the long-lived assets are less that the carrying amount, their carrying amount is reduced to fair value and an impairment loss is recognized. On July 10, 2006 (the “Acquisition Date”), we acquired all of the outstanding shares of NMI in exchange for a total 300,507,663 or approximately 50% of the issued and outstanding shares of the Company's common stock. Pursuant to the Agreement, on the Acquisition Date, NMI became a wholly-owned subsidiary of Connected Media Technologies, Inc.

        The transaction was accounted for as a reverse acquisition using the purchase method of accounting in accordance with SFAS No. 141 since both Companies are considered operating entities and management of NMI has obtained control through (i) holding a controlling interest with no other shareholder or group of shareholders holding equivalent rights and (ii) Board control. Accordingly, the consolidated financial statements subsequent to the acquisition will consist of the balance sheet of NMI at historical cost, the balance sheet of Connected Media Technologies, Inc. marked to fair value based on the purchase price, the historical operations of NMI and the operations of Connected Media Technologies, Inc. from the acquisition date. The purchase price is based on the average fair value of the Company's shares during the period before and after the date of the agreement and the date of the announcement. This amounted to approximately $13,476,000. The purchase price was allocated to the net assets of Connected Media Technologies Inc. based on their fair values. Since we have minimal revenues, have incurred losses and used cash in operations, we deemed the acquired goodwill to be impaired and wrote-off the goodwill on the acquisition date. Accordingly, for the year ended December 31, 2006, we recorded an impairment of goodwill of $16,227,967 on the accompanying statement of operations.

Contingencies and Litigation. We record a reserve for contingencies and litigation when an adverse outcome is probable and the amount of the potential liability is reasonably estimable.

On November 7, 2006, NPNAA received notice from a creditor of NPN of a claim against NPN in the amount of approximately $50,000 plus interest and attorney's fees. The creditor claimed, among other things, that the transaction between NPN and NPNAA was improper, and that NPNAA was directly liable for the amount of the claim. On December 12, 2006, we received notice from the creditor that it did not intend to pursue legal recourse and was withdrawing its demand letter of November 7, 2006.

On March 23, 2007, the Company and its wholly-owned subsidiary Trust Licensing, Inc., were each served with a lawsuit from Irrevocable Trust Agreement Number III. Irrevocable Trust Agreement III. The lawsuit was commenced in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida. The lawsuit relates to amounts claimed owed to Irrevocable Trust Agreement Number III in the approximate total principal amount of $500,000, and also seeks various interest, costs, and fees. (See "Subsequent Events.")

From time to time we may become subject to proceedings, lawsuits and unasserted claims in the ordinary course of business.  Such matters are subject to many uncertainties, and outcomes are not predictable with assurance.  As of the date of this report, we do not believe that any of these matters would be material to the Company’s financial condition or operation.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2006 COMPARED TO YEAR ENDED DECEMBER 31, 2005

Revenue. Our net sales were $446,706 and $497,163 for the year ended December 31, 2006 and December 31, 2005 respectively, a decrease of $50,457 or 10%. Because of reverse merger accounting, the comparison is made to the 2005 revenue of NMI prior to the reverse merger, which was concluded in July 2006. Connected Media, prior to the reverse merger, did not have any revenue in 2005.

Cost of sales. For the year ended December 31, 2006 and 2005, cost of sales amounted to $269,901 and $293,450, respectively, and included the cost of independent contractors and production costs.

Operating Expenses. Operating expenses for the year ended December 31, 2006 was $917,054 compared to operating expenses of $289,458 for the same period in 2005, an increase of $627,596 or 216.8%. The increase in operating expenses results primarily from the following:

•
For the year ended December 31, 2006, depreciation and amortization expense amounted to $98,826 as compared to $17,025 for the year ended December 31, 2005, an increase of $81,801 or 480.5%. This increase was attributable to the acquisition of Connected Media Technologies, Inc on July 10, 2006 and the amortization of approximately $12,000 on the intangible assets acquired in October 2006.

•
For the year ended December 31, 2006, bad debt amounted to $48,271 as compared to $0 for the year ended December 31, 2005, an increase of $48,271 or 100%. This increase was attributable to the write-off of uncollectible receivables.

•
For the year ended December 31, 2006, professional fees amounted to $177,391 as compared to $24,724 for the year ended December 31, 2005, an increase of $152,667. This increase was attributable to an increase in legal fees associated with our financings, acquisition activities, and registration statements and an increase in accounting fees. We did not incur professional fees in 2005 related to being a public entity.

•
For the year ended December 31, 2006, rent expense amounted to $40,988 as compared to $0 for the year ended December 31, 2005, an increase of $40,988 or 100%. We sublease office space, on a month-to-month basis, from National Communications, Inc, a company owned by the Company’s Vice Chairman and principal shareholder Robert Rodriguez. For the year ended December 31, 2006, rent expense paid to this related party amounted to $31,000. Additional rent expense is related to space in Alpharetta, Georgia occupied by NPNAA.

•
For the year ended December 31, 2006, payroll, contract service and stock-based compensation amounted to $427,741 as compared to $110,169 for the year ended December 31, 2005, an increase of $317,572 or 288.3%. This increase was attributable to an increase in stock-based compensation of $67,890 related to the vesting of stock options and an increase in compensation due to our acquisition.

•
For the year ended December 31, 2006, other selling, general and administrative expenses amounted to $123,837 as compared to $137,540 for the year ended December 31, 2005, a decrease of $13,703 or 10%.

        Other expenses. For the year ended December 31, 2006, other expenses amounted to $16,746,043 as compared to $311,000 for the year ended December 31, 2005. For the year ended December 31, 2006, we recorded an impairment of goodwill of $16,227,967 related to the reorganization of the company and our acquisition. Additionally, we recorded a gain from the initial valuation and the change in fair value of embedded conversion option liabilities of $360,169, a loss from the change in fair market value of warrant liability of $53,230, and interest expense of $825,015 related to the amortization of debt discount and accrued interest on our debt financings. We recognized $311,000 in “other expenses” for the year ended December 31, 2005, which was related to the impairment of an investment in non-marketable common stock.

        Net Loss. Our net loss for the year ended December 31, 2006 was $17,486,292 or $.04 per common share compared to a net loss of $396,745 or $0.00 per common share for the same period in 2005.

LIQUIDITY AND CAPITAL RESOURCES

        At December 31, 2006, we had $1,525 in cash. We have no other liquid assets. The company intends to finance its activities through use of the private and public debt and equity financing.

        Prior to the April 2005 and January 2006 Montgomery transaction (described below), Connected Media financed their activities primarily through a prior loan from Montgomery Equity Partners and loans from, and loans secured by, related parties.

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

        On January 31, 2006, prior to the reverse acquisition, Connected Media completed a financing agreement for $1,718,000 with Montgomery. The amount included the original principal amount of $718,000 previously funded pursuant to the April 2005 Note plus accrued interest and a 10% termination fee. Of the remaining $1,000,000 balance of the note, $400,000 was funded on January 31, 2006, $300,000 was scheduled to be funded on or about April 30, 2006 (90 days from closing of the first funding) (which was actually funded on July 10, 2006) and an additional $300,000 was scheduled to be funded on or about September 30, 2006 (150 days from closing of the first funding)(and was funded during October 2006). Under the terms of the agreement, we issued to Montgomery a secured convertible debenture in the amount of $718,000 which represents the original principal, interest and fees for the $600,000 previously funded as well as an additional secured convertible debenture in the amount of $400,000. Both convertible debentures have an interest rate of 14% and maturity dates of April 30, 2007, and are convertible into shares of our common stock at a conversion price equal to the lesser of (a) $0.04 or (b) seventy five percent (75%) of the lowest Closing Bid Price of the Common Stock, as quoted by Bloomberg, LP, of the ten (10) trading days immediately preceding the Conversion Date. The Conversion Price may be adjusted pursuant to the other terms of this Debenture. On November 3, 2006, Montgomery converted $40,000 of the $718,000 convertible debenture into an aggregate of 5,333,333 shares of common stock. The conversion price was $.0075 per share and the conversion reduced the principal amount of this debenture to $678,000.

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

        Pursuant to the terms of a Registration Rights Agreement, we are required to register the shares underlying the Convertible Debentures, as well as the shares to be issued pursuant to the Warrant within 60 days from the Closing Date of the Stock Purchase Agreement with NMI and to have the registration statement declared effective 90 days from the date thereof. In the event that the registration statement is not filed or declared effective within these time limits, we may be subject to liquidated damages in the amount of 2% of the entire funding amount per month and may be deemed in default of the operative agreements. We filed an SB-2 registration statement on September 1, 2006, which has not yet been declared effective. Based on communications with the lender and the February 2007, loan modification agreement, the lender did not intend to enforce this liquidated damages provision as of December 31, 2006.

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

        On March 21, 2007 we entered into a Loan Modification Agreement effective February, 2007, with Montgomery Equity Partners, Ltd. (see subsequent events below.)

We received an audit opinion for the fiscal year ended December 31, 2006 that includes a "going concern" risk, which raises substantial doubt regarding our ability to continue as a going concern. We do not believe that cash flow from operations will be sufficient to fund our activities over the next 12 months. Our ability to continue as a going concern is dependent upon obtaining additional financing. Until we can generate sufficient cash flow from our operations (which we do not anticipate in the foreseeable future) we expect to finance future cash needs through private and public financings, including equity financings. We cannot be certain that additional funding will be available as needed, or upon terms that are favorable. In addition, we may need to curtail the implementation of our core business activities and plans if funding is not available.

CAPITAL EXPENDITURES AND COMMITMENTS

We did not acquire a material amount of fixed assets during 2006 except for property and equipment acquired in our reverse acquisition and currently do not plan to do so during the next fiscal year.

OFF-BALANCE SHEET ARRANGEMENTS

We do not currently have any off-balance sheet arrangements.

SUBSEQUENT EVENTS

By letters dated January 30, 2007 and January 31, 2007, Mr. Leigh M. Rothschild and Mr. Adam Bauman resigned as Directors, effective immediately.

As previously disclosed, Mr. Rothschild is a beneficiary of Irrevocable Trust Agreement Number III ("Trust"), a creditor of Registrant. In correspondence accompanying his resignation letter, Mr. Rothschild indicated that his resignation was related in part to past due amounts owed to Trust.

Mr. Rothschild was a member of the Registrant's Compensation Committee.

In correspondence accompanying his resignation letter, Mr. Bauman indicated that his resignation was related, in part, to unpaid compensation for Board service and Registrant's failure to pay certain other unsecured debt obligations.

Mr. Bauman was a member of the Registrant's Audit Committee.

On March 9, 2007, Montgomery converted $24,000 of the $718,000 convertible debenture issued to Montgomery on January 31, 2006 into an aggregate of 30,000,000 shares of common stock. The conversion price was $.0008 per share and the conversion reduced the principal amount of this debenture to $654,000.

On March 21, 2007 the Company entered into a Loan Modification Agreement effective February, 2007 with Montgomery Equity Partners, Ltd. (“Montgomery”) pursuant to which the due date on outstanding promissory notes was extended to June 30, 2007 with interest accruing at 14%. The Agreement also provides that the Company may redeem the notes for a payment of $1 million with the convertible promissory note in the amount of $678,000 still remaining outstanding. Upon payment of the $1million Montgomery will release all liens and encumbrances it holds on the assets of the Company and will hold back for a period of 90 days from converting or selling and shares underlying the convertible note.

Thereafter, Montgomery may convert and sell shares under the convertible notes in amount not to exceed $56,500 per calendar month. The conversion price shall be changes to $0.01 per share and a discount on the conversion price will change to 60% of the lowest bid price of the Company’s common stock during the 10 days immediately preceding the conversion rate. Upon payment of the redemption price the Company will issue to Montgomery a warrant to purchase 10% of the outstanding secured convertible debentures as of the maturity date. The warrant will be for seven years with an exercise price equal to $0.01.

        On March 21, 2007, Rothschild Trust Holdings, LLC, the licensor of various patents to the Company, has alleged, among other things, that the Company's license to these patents has been terminated. The patents licensed to the Company were included in the License and Royalty Agreement, by and between Rothschild Trust Holdings, LLC and the Company, dated as of January 31, 2006, The licensor has now claimed all right, title and interest in the subject intellectual property and has further asserted that any subsequent use or sublicense of the subject intellectual property will constitute infringement. The Company disagrees with the licensor's assertions concerning the Company's rights in the intellectual property, and is currently evaluating its options with counsel with respect to the continued use of the subject intellectual property rights. The dispute relates, in part, to the parties' differing interpretations of the terms of the License and Royalty Agreement, and the subsequent actions and conduct between the parties relating thereto. Although the Company intends to assert its rights to the intellectual property, the patents do not represent a material portion of the Company’s operating revenue.

On March 23, 2007, the Company and its wholly-owned subsidiary Trust Licensing, Inc., were each served with a lawsuit from Irrevocable Trust Agreement Number III. Irrevocable Trust Agreement III. The lawsuit was commenced in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida. The lawsuit relates to amounts claimed owed to Irrevocable Trust Agreement Number III in the approximate total principal amount of $500,000, and also seeks various interest, costs, and fees. The claimed amounts, which are in dispute, relate primarily to certain promissory notes and for the reimbursement of business expenses. As previously reported by the Company, during the time in which these claims arose, Leigh M. Rothschild was a Director of the Company and a beneficiary of Irrevocable Trust Agreement Number III.

        The Company notes that, for purposes of fiscal conservatism, it has previously included portions of the claimed amounts as related party Notes Payable in its financial statements.

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

        In December 2006, FASB Staff Position No. EITF 00-19-2, “Accounting for Registration Payment Arrangements,” was issued. The FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5, “Accounting for Contingencies.” The Company believes that its current accounting is consistent with the FSP. Accordingly, adoption of the FSP had no effect on our consolidated financial statements.

        In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115”, under which entities will now be permitted to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS 157. The Company is currently assessing the impact, if any, the adoption of SFAS 159 will have on its consolidated financial statements.

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

This Annual Report on Form 10-KSB contains statements that are forward-looking. These statements are based on current expectations and assumptions that are subject to risks and uncertainties. Actual results could differ materially because of issues and uncertainties such as those listed below and elsewhere in this report, which, among others, should be considered in evaluating our future financial performance.

In addition to those risks cited in the Company's prior filings, the following are additional risk factors to which the Company desires to draw your attention:

We have a history of operating losses.

The company has a history of operating losses and there is no guarantee we will be able to achieve a positive operating income in the future and, if achieved, sustain such positive operating income. For the year ended December 31, 2006, we had an aggregate net loss of $17,486,292.

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

        As discussed in the accompanying consolidated financial statements, for the year ending December 31, 2006, we had $446,706 in revenues, a net loss of $17,486,292 and cash used in operations of $492,848. Also, at December 31, 2006, the company had a working capital deficiency of $3,872,558, a stockholder’s deficiency of $3,297,062, and an accumulated deficit $17,068,859. If we are unable to continue as a going concern, you may lose your entire investment.

Although the debt owed to Montgomery is convertible into common stock, there is no assurance that Montgomery will convert the debt into common stock.

        Because of the convertible nature of the debt owed to Montgomery, we may not have to repay this debt with cash if the debt is converted into shares of our common stock. However, we cannot assure you that this debt will be converted into common stock and we may have to repay this indebtedness in cash.

We need additional financing and if we are unable to raise the capital necessary, we may be forced to abandon or curtail our business plan or operations.

As of December 31, 2006, our working capital deficiency (current assets less current liabilities) was $3,872,558. We do not have any continual commitments or identified sources of additional capital from third parties or from its officers, directors or majority shareholders. There is no assurance that additional financing will be available on favorable terms, if at all.

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

In connection with certain financing transactions described herein, on January 31, 2006, we entered into a Purchase and Sale Agreement with Rothschild Trust Holdings, LLC ("RTH"), for the sale of all of our issued and pending patents in exchange for the return of 13,241,223 shares of our common stock, which are treasury shares being held in escrow. Leigh M. Rothschild, one of our former Directors, is a beneficial owner of RTH. As additional consideration, RTH granted the company a license to use the patents pursuant to the terms of a License and Royalty Agreement, which granted the company a twelve month right of election to license the patents.

On March 21, 2007, RTH has alleged, among other things, that the Company's license to these patents has been terminated. The patents licensed to the Company were included in the License and Royalty Agreement, by and between Rothschild Trust Holdings, LLC and the Company, dated as of January 31, 2006,

        The licensor has now claimed all right, title and interest in the subject intellectual property and has further asserted that any subsequent use or sublicense of the subject intellectual property will constitute infringement. The Company disagrees with the licensor's assertions concerning the Company's rights in the intellectual property, and is currently evaluating its options with counsel with respect to the continued use of the subject intellectual property rights. The dispute relates, in part, to the parties' differing interpretations of the terms of the License and Royalty Agreement, and the subsequent actions and conduct between the parties relating thereto. Although the Company intends to assert its rights to the intellectual property, the patents do not represent a material portion of the Company’s operating revenue. As a result, for our business activities related to exploiting our patents we are dependent on the license granted to us from RTH. In the event that a long-term License and Royalty Agreement cannot be reached, is terminated or not renewed by RTH, such a result could have an adverse affect on the company as it could prevent us from licensing these patents, thus potentially eliminating any source of revenue from these patents.

If applications for pending patents are not granted it could affect our business.

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

At present, our principal shareholders own approximately 89% of the issued and outstanding common stock and therefore have the ability to elect all of the members of the Board of Directors of the company. As such, control of the company will remain with the controlling shareholders who will continue to formulate business decisions and policy.

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

ITEM 7. FINANCIAL STATEMENTS

 See Financial Statements starting at page F-1.

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

ITEM 8B.    OTHER INFORMATION

None.

PART III

ITEM 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Our executive officers as of March 16, 2007 were as follows:

Name	Age	Position with the company
Rafael Diaz-Balart	57	Chairman of the Board
Robert Rodriguez	44	Vice-Chairman of the Board
Jeffrey W. Sass	47	Chief Executive Officer and Director
Isidrio Gonzalez	48	President and Director
Mark Mayo	56	Chief Financial Officer and Director

Rafael J. Diaz-Balart, Chairman of the Board

Mr. Rafael Diaz-Balart is CEO and Founder of Vestec International Corporation. Since 1993, Vestec has specialized in international investment banking and international business consulting. Mr. Diaz-Balart has over twenty-five years experience in international finance and asset management. Prior to forming Vestec, Mr. Diaz-Balart served in executive capacities with IBJ Schroder International Bank, Paine Webber, Barnett Bank and the National Bank of Washington, D.C. Mr. Diaz-Balart also has served as Consultant to the Office of the Special Advisor to the President of Venezuela. During his tenure at the National Bank of Washington, Mr. Diaz-Balart served, inter-alia, as liaison to Eximbank, World Bank and Inter-American Development Bank. In partnership with the principals of the Brazilian financial group—Banco Paulista/Socopa, Mr. Diaz-Balart founded InterTrust Bank Limited (Bahamas). He also advised in the creation of The Florida Special Opportunity Fund, an off-shore investment vehicle for U.S. based commercial real estate transactions, administered by The Allen Morris Company. Mr. Diaz-Balart is presently Senior Advisor for Credit Lyonnais--Private Banking International. Mr. Diaz-Balart holds a Bachelors of Arts (Government) degree from Cornell University (Ithaca, New York) and a Masters of Business Administration from The American University, (Washington, D.C.).

Robert Rodriguez, Vice-Chairman of the Board

President of NMI, Robert Rodriguez is also Co-founder and CEO of NatCom Marketing Communications, a 24-year-old Miami based full service Hispanic-marketing agency. NatCom, a twice ranked INC 500 Company represents entities such as Bombardier, Lucent Technologies, Chevron, FL Lottery, Avaya, Wells Fargo, Allegro and the Federal Government with marketing initiatives in the U.S. as well as Latin America. Prior to launching NatCom, Mr. Rodriguez served as vice president of sales at Consumer Publishing International, a Dallas Cowboys related company.

In addition to his corporate responsibilities, Mr. Rodriguez currently serves as president of the International Advertising Association’s Florida chapter (IAA), Chairman of the Marketing Committee at the City of Miami’s ITB. Robert is also an executive committee member of the Greater Miami Chamber of Commerce and Chairman of the Board of Trustees of Cushman School. Robert was the former vice chairman of the Miami Symphony and was elected as an Executive Committee member of the Republican Party of Miami-Dade in 1984.

In 1993, NatCom Marketing Communications was a featured case study at Harvard Business School. He received his master’s degree in ALS from the University of Miami and his undergraduate degree with honors from Barry University.

Jeffrey W. Sass, Chief Executive Officer and Director

A veteran of the entertainment, licensing, and computer industries, Jeff Sass is currently President, Chief Executive Officer, Director and a co-founder of Connected Media Technologies, Inc., a position he has held since May 2004.  From October 1998 through December 2001, Mr. Sass was co-founder and Chief Operating Officer of BarPoint.com, a publicly traded wireless information and mobile commerce company. He became BarPoint's President and Chief Executive Officer in January 2002 and served in that capacity through February 2004 when BarPoint engaged in a reverse merger transaction with SchoolPop/Fundever, Inc.  During Mr. Sass’ tenure, BarPoint entered into strategic alliances and business relationships with Symbol Technologies, AT&T, Cingular, Verizon, Sprint, Nextel, Office Depot, The Sharper Image and others.

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

Jeff is a frequent guest lecturer for the “Starting New Ventures” class at the University of Miami School of Business Administration, and he has actively supported the University’s Entrepreneurship initiatives, including serving as a panel judge at the annual Business Plan competition.  Jeff is a graduate of Cornell University.

Isidro Gonzalez, President and Director

Mr. Gonzalez has 20 years of media sales and management experience focusing on accelerating revenue growth and improving bottom-line profitability in challenging, start-up, and turnaround situations in the US and Latin America. For the past 2 years at IMC Media Inc., he has worked as an Industry Consultant to media companies including SBS, Argent Trading, Natcom Marketing and WAVE Magazine. As Director of Advertising Sales, for Sony Pictures Television International, Mr. Gonzalez implemented innovative sales strategies for the SONY group of stations exceeding all sales budgets during his 3 year tenure, a first for the station group which included Sony Entertainment Television, E! Entertainment, and AXN, a global SONY network with over 80 million households.

        At the CBS Station Group’s WFOR-4 in Miami, Florida, he was jointly responsible for taking the station from 3rd to 1st place market billing. As the new business development manager he was responsible for hiring and training sales staff, developing strategic promotions, campaigns, and sales commission structures at the Miami station. To generate additional revenue, he developed non-traditional shows including Showcase for Cars, Living South Florida Style, (South Florida’s first ever Real Estate Developer supported TV program in 1992) and a vendor-supported Wednesday Night Lottery sold to a major South Florida Retailer.

Mr. Gonzalez attained or surpassed all advertising revenue objectives as the Director of Advertising Sales for The Weather Channel (TWC) Latin America, an innovative start-up, where he developed the “Sharing in Profit Partnership Program” to jump start affiliate distribution in Latin America. Prior to TWC, during his three years as Producer and Sales Manager for the immensely popular Univision variety program Sabado Gigante, he maintained over $14 million in sponsorship sales, while adding $5 million in new business from such brands as Ralston Purina, Polaroid, and McDonalds. Mr. Gonzalez has a consulting agreement in place with Argent Trading, a NMI customer. Fluent in Spanish and English, Mr. Gonzalez holds a degree in Management Information Systems from the Queensborough College part of the City University of New York system (CUNY).

Mark Mayo, Chief Financial Officer and Director

Mark Mayo is currently the CEO and founder/visionary of the L4 Media Group, a group of fifteen (15) ethnically programmed TV stations primarily located in the Southeast. Mr. Mayo has over 30 years of management experience with major market TV, radio and newspapers that blends management, finance, production and business development. Previously, Mr. Mayo co-founded NewsProNet, an industry leader in providing syndicated news content for television to over 120 TV clients. As the CFO and COO of NewsPronet during the past five years, he has built NewsProNet’s market share, asset value and core products from a start-up to the fastest growing creator of unique content for television. In 2000, he negotiated and secured significant funding from GE/NBC to build and acquire NewsProNet’s main competitor, CNX Media and TDM Productions, a leading corporate production company. The assets of NewsProNet were acquired by a wholly-owned subsidiary of Connected Media in 2006. Prior to starting NewsProNet, Mr. Mayo was VP/GM/CFO for an Internet start-up, FASTV.COM and for the Worldwide Broadcasting Network, with offices in Boston, New York and Los Angeles. FASTV is widely recognized as the first video search engine portal on the Internet. His duties involved day-to-day operations including sales, production, finance and program acquisitions.

Prior to FASTV, Mr. Mayo spent 10 years with Sunbeam Television Corp. starting as Controller in 1986 and later becoming corporate VP of Finance, Administration and Production in Boston and Miami hubs. In 1993, he spearheaded the successful $250 million acquisition of WHDH-TV, Boston, and was primarily responsible for the turnaround success at the station which today is ranked number one in the highly competitive Boston market.

He is also credited with playing a major role in the turnaround success at WSVN-TV, Miami, one of the most dominant FOX affiliates in the country. At Sunbeam Television he also established Sunbeam Productions which successfully launched Inside Report, Deco Drive and Real Life for NBC.

Prior to joining Sunbeam, Mr. Mayo worked for 12 years for the Hearst Corporation starting at the Baltimore Newspaper division in 1974 and then transferring to the Broadcast Division to become the Controller for WTAE television and radio in Pittsburgh, PA in 1980. Mr. Mayo holds a BS Degree in Business Administration and Accounting from the University of Baltimore.

CERTAIN LEGAL PROCEEDINGS

No director, nominee for director, or executive officer has appeared as a party in any legal proceeding material to an evaluation of his ability or integrity during the past five years.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

We have not filed a Form 5 for the year ending December 31, 2006.

CODE OF ETHICS

The company has adopted a Code of Ethics applicable to its Chief Executive Officer and Chief Financial Officer.

ITEM 10.    EXECUTIVE COMPENSATION

The following table discloses executive compensation received for the three fiscal years ended December 31, 2006.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Annual Compensation				Long-Term Compensation Awards	All Other Compensation
		Total	Salary	Bonus	Restricted Stock Award(s) ($)	Securities Underlying Options (#)
Rafael Diaz-Balart Chairman	2006 2005	$-0- $-0-	$-0- $-0-	$-0- $-0-	$-0- $-0-	$-0- $-0-	$-0- $-0-
Robert Rodriguez Vice Chairman	2006 2005	$-0- $-0-	$-0- $-0-	$-0- $-0-	$-0- $-0-	$-0- $-0-	$-0- $-0-
Jeffrey W. Sass Chief Executive Officer	2006 2005	$120,000 $-0-	$120,000 $-0-	$-0- $-0-	$-0- $-0-	$-0- $-0-	$-0- $-0-
Isidrio Gonzalez President	2006 2005	$56,000 $-0-	$56,000 $-0-	$-0- $-0	$-0- $-0-	$-0- $-0-	$-0- $-0-
Mark Mayo Chief Financial Officer	2006 2005	$12,500 $-0-	$12,500 $-0-	$-0- $-0-	$-0- $-0-	$-0- $-0-	$-0- $-0-
Leigh M. Rothschild Former Board Member (former Chairman and Vice Chairman)	2006 2005	$11,737 $-0-	$11,737 $-0-	$-0- $-0-	$-0- $-0-	$-0- $-0-	$-0- $-0-

(1)
Mr. Rothschild, Mr. Sass executed employment agreements with the Company on August 23, 2004, at base annual salaries of $ 175,000. These agreements expired on August 23, 2006. To provide assistance to the Company's cash flow, Mr. Rothschild and Mr. Sass had agreed to defer payment of accrued but unpaid salary to an unspecified, later date. Mr. Rothschild subsequently applied his accrued and unpaid salary toward consideration for the Purchase and Sale Agreement by and between the Company and Rothschild Trust Holdings, LLC. Mr. Sass is still owed approximately $180,000, as of December 31, 2006. An additional employee, Michael R. Moore, is also owed accrued by unpaid salary relating to: (a) an employment agreement by and between the Company and Mr. Moore which expired on August 23, 2006; and (b) accrued by unpaid salaries arising from the period between October 1, 2006 and December 31, 2006. Both Mr. Sass's and Mr. Moore's accrued but unpaid salaries have been accrued as a current liability on the Company's Balance Sheet.

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

SECURITY OWNERSHIP

        The following table sets forth as of December 31, 2006, certain information as of the record date concerning the beneficial ownership of our common stock by: (i) each person known by us to be the beneficial owner of more than 5% of our outstanding common stock, (ii) each director, (iii) each of the named executive officers (as defined below), and (iv) all executive officers and directors as a group.

Name and Address	Amount and Nature of Beneficial Ownership		Percentage of Class (1)
Robert Rodriguez, Vice Chairman	300,507,663		49.10%

Jeffrey W. Sass, Chief Executive Officer and Director	65,018,000		10.64%

Mark Mayo, Chief Financial Officer and Director	0		0%

Rafael Diaz-Balart, Chairman of the Board and Director	15,000,000	(2)	2.45%

Isidrio Gonzalez, President and Director	0		0%

Leigh M. Rothschild	163,427,700	(3)	26.70%

All Directors and Officers as a Group (6 individuals)	543,953,363		88.89

* = Less than 1%

(1)      Based on 611,907,436 shares outstanding as of December 31, 2006. Excludes: (a) 60,000,000 shares pledged to Montgomery as collateral for the company’s obligations under the Note; (b) 15,241,223 treasury shares held by the company of which 13,241,223 are held in escrow as additional collateral against the Montgomery Notes; (c) 200,000 warrants issued to Cornell Capital Partners, L.P. (“Cornell”).; (d) 8,000,000 warrants issued to Montgomery; and (e) 3,200,000 options issued to non-officers and directors pursuant to our Equity Incentive Plan.

  (2)     Mr. Diaz-Balart owns options to purchase 15,000,000 shares.

(3)       Includes 46,642,600 shares owned by Mr. Rothschild directly, 116,785,100 shares owned by Irrevocable Trust Agreement Number III. Mr. Rothschild is the direct beneficiary of the Irrevocable Trust Agreement Number III and Rothschild RTH.

EQUITY INCENTIVE PLAN

On January 12, 2005, Mr. Leigh M. Rothschild, as the sole Director of the company, approved the Equity Incentive Plan (the "Plan") covering 50,000,000 shares. The Plan was subsequently approved by the shareholders.

As of December 31, 2006, 32,100,000 have been granted under the Plan, each such grant being priced at the fair market value on the company’s shares on the date of grant.

The Plan provides a means whereby employees, officers, directors, and certain consultants and independent contractors of the company ("Qualified Grantees") may acquire the common shares of the company pursuant to grants of: (i) incentive stock options ("ISO"); (ii) non-qualified stock options; and (iii) restricted stock. A summary of the significant provisions of the Plan is set forth below. A copy of the full Plan is annexed to this registration statement. The following description of the Plan is qualified in its entirety by reference to the Plan itself.

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

          We entered into employment agreements with Leigh M. Rothschild, our Chairman of the Board, Jeffrey W. Sass, our President and Chief Executive Officer, and Michael R. Moore, our Executive Vice President. Annual base salaries under the employment contracts were $ 175,000, $ 175,000, and $ 132,000, respectively. The initial term of each contract expired on August 23, 2006. Currently, our officers do not have employment agreements and employment agreements may be renegotiated in the near future. The company currently owes accrued salary and benefits to Messrs. Sass and Moore, however, as discussed herein, the accrued salary owed to Mr. Rothschild has been cancelled. As of December 31, 2006, the company has accrued compensation of $329,399 as a current liability for this purpose. On May 1, 2005, Mr. Moore’s employment contract was amended to conform the benefits to those received by the company's other executive officers and to increase the base salary to $ 160,000 annually. Mr. Moore agreed to accept payment of salary at the pre-amendment contracted salary rate through August 24, 2005. Until August 24, 2005, the salary increase was accrued and added to total compensation owed to him.

2.          Connected Media entered into a transaction with a Bank in a prior period pursuant to which the Company had access to a two hundred and fifty thousand dollar ($250,000) line of credit. In general, all or any portion of the $250,000 may be drawn down at any time, and must be repaid in full by October 25, 2006, with interest at prime plus 1.5%. In addition, each consecutive month, the Company must pay accrued interest on outstanding amounts owed. The Company used the line of credit for general working capital. The credit line was guaranteed by a stockholder and secured by a Certificate of Deposit owned by a director of the Company. On October 25, 2006, the $250,000 Line of Credit became due and payable in full.

We did not repay the amount due on the due date. In March 2007, the Company received notice from the Bank that the amounts due under the line of credit had been assigned on December 5, 2006 to Irrevocable Trust Agreement Number III. (See "Subsequent Events.")

 At December 31, 2006, we have a note payable to Irrevocable Trust Agreement Number III (“Trust III”) in the amount of $202,000. This note matured on December 9, 2006 pursuant to a Loan Extension Agreement dated January 31, 2006. In December 2006, we defaulted on the Line of Credit and it was repaid to the bank with proceeds from the Certificate of Deposit held by Trust III (the “Guarantor”) in the amount of $250,000. Leigh M. Rothschild, a Director of the Company until January 30, 2007 (resignation date), is the primary beneficiary of Trust III. Accordingly, at December 31, 2006, we have note payables outstanding to Trust III of $452,000. At December 31, 2006, we have accrued interest payable, related party of $14,004. (See "Subsequent Events").

        The company engaged McLaughlin & Stern, LLP a law firm whereby one of the partners is the father of the company’s Chief Executive Officer. The company had total expenses of approximately $41,000 for legal fees to this related party for the period July 10, 2006 through December 31, 2006. The company has used the services of the law firm to handle various transactions and general SEC related matters, including the preparation of annual and quarterly reports. As of December 31, 2006, the Company had accrued approximately $171,600 as related party legal fees.

As of December 31, 2006, Jay Howard Linn earned fees of approximately $ 11,000 for professional services rendered as our Acting Chief Financial Officer. Mr. Linn has been paid $ 6,500 of this amount and $ 4,500 remains owed to him. Mr. Linn is Trustee of Trust III.

        In connection with the SPA executed on January 31, 2006, the company entered also into a Purchase and Sale Agreement with RTH for the sale of certain issued and pending patents owned by the company in exchange for the return of 13,241,223 shares of the company’s common stock. As additional consideration, RTH granted the company a license to use the patents pursuant to the terms of a License and Royalty Agreement, which grants the company a twelve month right of election to license the patents. The company exercised its right of election in January 2007. On March 21, 2007, RTH has alleged, among other things, that the Company's license to these patents has been terminated. The patents licensed to the Company were included in the License and Royalty Agreement, by and between Rothschild Trust Holdings, LLC and the Company, dated as of January 31, 2006, The licensor has now claimed all right, title and interest in the subject intellectual property and has further asserted that any subsequent use or sublicense of the subject intellectual property will constitute infringement. The Company disagrees with the licensor's assertions concerning the Company's rights in the intellectual property, and is currently evaluating its options with counsel with respect to the continued use of the subject intellectual property rights. The dispute relates, in part, to the parties' differing interpretations of the terms of the License and Royalty Agreement, and the subsequent actions and conduct between the parties relating thereto. Although the Company intends to assert its rights to the intellectual property, the patents do not represent a material portion of the Company’s operating revenue. As a result, for our business activities related to exploiting our patents we are dependent on the license granted to us from RTH. In the event that a long-term License and Royalty Agreement cannot be reached, is terminated or not renewed by RTH, such a result could have an adverse affect on the company as it could prevent us from licensing these patents, thus potentially eliminating any source of revenue from these patents.

Simultaneously therewith, in January 13, 2006, the company, RTH, Montgomery, and David Gonzalez, as Escrow Agent for Montgomery, entered into an Escrow Agreement, whereby the company and RTH agreed to place the 13,241,223 shares in escrow and the company agreed to deposit royalties otherwise payable to RTH into an escrow account held by the Escrow Agent until such time as royalties of $690,000 have been deposited into the escrow account or until Montgomery has been repaid and/or converted $690,000 of the Convertible Debentures. At such time, RTH shall have 30 days to replace these shares with $728,267 which shall be distributed to the company in exchange for these shares; otherwise, the Escrow Agent shall release these shares to the Company and the royalties to RTH.

Turis Natcom, a company organized under the laws of Spain (“TN”), is a client of NMI. Mr. Diaz Balart, our Chairman, is on the board of directors of TN and has an option to purchase equity in TN. Mr. Rodriguez, our Vice-Chairman, is a minority equity owner of TN.

Our offices are shared with NMI and NMC. Robert Rodriguez, our Vice-Chairman, is the majority stockholder of NMC.

NMC, a company owned by our Vice Chairman and principal shareholder Robert Rodriguez, has a contract with the United States Department of Housing and Urban Development (HUD). NMC subcontracted with us to create a customized CD-Rom incorporating our patented technology. During the year ended December 31, 2006 the company recognized $40,000 of revenues related to this transaction.

        ITEM 13. EXHIBITS
(a)	Exhibits:
3A	Articles of Incorporation, incorporated by reference to Form 10-KSB filed on 3/9/2005 for the period ended 12/31/2004, filed as Exhibit 3A
3B	By-Laws incorporated by reference to Form 10-KSB filed on 3/9/2005 for the period ended 12/31/2004, filed as Exhibit 3C
3C	Amendment of Articles of Incorporation, incorporated by reference to Form 8-K for the period August 25, 2004 filed as Exhibit 5.
3D	Amendment of the Articles of Incorporation, incorporated by reference to Form 8-K for the period April 27, 2005 filed as Exhibit 3D.
3E	Amendment to the Articles of Incorporation, incorporated by reference to Form 8-K for the period ended May 17, 2005 filed as Exhibit 3E
10.1
Agreement and Plan of Merger Among New Mountaintop Corporation, Trust Licensing, Inc. and Trust Licensing, LLC dated August 24, 2004 incorporated by reference to Form8-K for the period August 25, 2004 filed as Exhibit 1

10.2	Warrant dated April 14, 2005 granted by the company to Cornell Capital Partners, L.P. incorporated by reference to Form 8-K for the period April 18, 2005 filed as Exhibit 10.13
10.3
Securities Purchase Agreement dated January 31, 2006 between the company and Montgomery Equity Partners, Ltd. incorporated by reference to Form 8-K for the period January 31, 2006 filed as Exhibit 10.1

10.4
Secured Convertible Debenture dated January 31, 2006 in the amount of $400,000 and payable to Montgomery Equity Partners, Ltd. incorporated by reference to Form 8-K for the period January 31, 2006 filed as Exhibit 10.2

10.5
Amended and Restated Convertible Debentured dated January 31, 2006 in the amount of $718,000 and payable to Montgomery Equity Partners, Ltd. incorporated by reference to Form 8-K for the period January 31, 2006 filed as Exhibit 10.3

10.6
Investor Registration Rights Agreement dated January 31, 2006 between the company and Montgomery Equity Partners, Ltd. incorporated by reference to Form 8-K for the period January 31, 2006 filed as Exhibit 10.4

10.7
Amended and Restated Security Agreement dated January 31, 2006 between the company and Montgomery Equity Partners, Ltd. incorporated by reference to Form 8-K for the period January 31, 2006 filed as Exhibit 10.5

10.8
Amended and Restated Pledge Agreement dated January 31, 2006 between the company and Montgomery Equity Partners, Ltd. incorporated by reference to Form 8-K for the period January 31, 2006 filed as Exhibit 10.6

10.9	Termination Agreement dated January 31, 2006 between the company and Cornell Capital Partners, L.P. incorporated by reference to Form 8-K for the period January 31, 2006 filed as Exhibit 10.7
10.10	Stock Purchase Agreement dated January 31, 2006 between the company and NMI International Marketing, Inc. incorporated by reference to Form 8-K for the period January 31, 2006 filed as Exhibit 10.8
10.11	Purchase and Sale Agreement dated January 31, 2006 between the company and Rothschild Trust Holdings, LLC incorporated by reference to Form 8-K for the period January 31, 2006 filed as Exhibit 10.9
10.12	License and Royalty Agreement dated January 31, 2006 between the company and Rothschild Trust Holdings, LLC incorporated by reference to Form 8-K for the period January 31, 2006 filed as Exhibit 10.10
10.13
Escrow Agreement dated January 31, 2006 between the company, Rothschild Trust Holdings, LLC, Montgomery Equity Partners, Ltd. And David Gonzalez, as Escrow Agent incorporated by reference to Form 8-K for the period January 31, 2006 filed as Exhibit 10.11

10.14	Modification and Amendment Agreement between the Company and NMI International Marketing, Inc. incorporated by reference to Form 8-K for the period July 10, 2006 filed as Exhibit 10.5
10.15
Secured Convertible Debenture dated July 13, 2006 in the amount of $300,000 and payable to Montgomery Equity Partners, Ltd. filed as Exhibit 10.30 to Registration Statement on Form SB-2 filed on September 1, 2006

10.16	Consulting Agreement dated August 24, 2006 between the company and Avondale Capital Partners II, Inc. incorporated by reference to Form 8-K for the period August 29, 2006 filed as Exhibit 10.1
10.17
Secured Convertible Debenture dated August 30, 2006 in the amount of $300,000 and payable to Montgomery Equity Partners, Ltd. filed as Exhibit 10.32 to Registration Statement on Form SB-2 filed on September 1, 2006

10.18	Assignment Agreement dated September 15, 2006 between NBC-NPN Holding Inc. and NON Asset Acquisitions, Inc. incorporated by reference to Form 8-K for the period October 11, 2006 filed as Exhibit 10.1
10.19
Content License Agreement dated September 15, 2006 between NPN Asset Acquisitions Inc. and NBC Universal, Inc. incorporated by reference to Form 8-K for the period October 11, 2006 filed as Exhibit 10.2

10.20
Securities Purchase Agreement dated September 15, 2006 between NPN Asset Acquisitions, Inc., NBC-NPN Holding, Inc. and the Company incorporated by reference to Form 8-K for the period October 11, 2006 filed as Exhibit 10.3

10.21	Assignment Agreement dated October 2006 between NewsProNet Interactive, LLC and NPN Asset Acquisitions, Inc. incorporated by reference to Form 8-K for the period October 11, 2006 filed as Exhibit 10.4
10.22
Loan Modification Agreement dated March 21, 2007 effective February 2007 between the Company and Montgomery Equity Partners, Ltd. Incorporated by reference to Form 8-K for the period March 23, 2007 filed as Exhibit 10.1

14.1	Code of Ethics of the company incorporated by reference to Form 10-KSB for the period ended December 31, 2005 filed as Exhibit 14.1
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002
31.2	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

    ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the fees billed by our principal independent accountants for each of our last two fiscal years for the categories of services indicated.

	Year Ended December 31,
Category	2006	2005
Audit Fees[1]	$58,000	$12,000
Audit Related Fees[2]	10,000	0
Tax Fees[3]	0	0
All Other Fees[4]	0	0

[1]
Consists of fees billed for the audit of our annual financial statements, review of our Form 10-KSB and services that are normally provided by the accountant in connection with year end statutory and regulatory filings or engagements.

[2]
Consists of fees billed for the review of our quarterly financial statements, review of our forms 10-QSB and 8-K and services that are normally provided by the accountant in connection with non year end statutory and regulatory filings on engagements.

[3]	Consists of professional services rendered by a company aligned with our principal accountant for tax compliance, tax advice and tax planning.
[4]	The services provided by our accountants within this category consisted of advice and other services relating to SEC matters, registration statement review, accounting issues and client conferences.

CONNECTED MEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

CONTENTS

Report of Independent Registered Public Accounting Firm	F-2(a) and F-2(b)
Consolidated Financial Statements:

Consolidated Balance Sheet	F-3

Consolidated Statements of Operations	F-4

Consolidated Statement of Changes in Stockholders’ Deficit	F-5

Consolidated Statements of Cash Flows	F-6

Notes to Consolidated Financial Statements	F-7 to F-20

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders’ of
Connected Media Technologies, Inc.

        We have audited the accompanying consolidated balance sheet of Connected Media Technologies, Inc. and Subsidiaries as of December 31, 2006, and the related consolidated statements of operations, changes in stockholders' equity (deficiency) and cash flows for the year ended December 31, 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amount and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Connected Media Technologies, Inc. and Subsidiaries as of December 31, 2006, and the consolidated results of their operations and their cash flows for the year ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

  The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has an accumulated deficit, stockholders’ deficit and working capital deficit of $17,068,859, $3,297,062 and $3,872,558, respectively, at December 31, 2006 and has a net loss and cash used in operations of $17,486,292 and $492,848, respectively, for the year ended December 31, 2006. This raises substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Salberg & Company, P.A.

SALBERG & COMPANY, P.A.
Boca Raton, Florida
April 9, 2007

F-2(a)

Independent Auditor's Report

To the Board of Directors of
NatCom Marketing International, Inc.

I have audited the accompanying balance sheets of NatCom Marketing International, Inc. (the Company) (a Puerto Rico Corporation) as of December 31, 2005 and 2004, and the related statements of income, retained earnings and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NatCom Marketing International, Inc. as of December 31, 2005 and 2004, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

/s/ Armando Prieto Llorente,
Certified Public Accountant
Guaynabo, Puerto Rico
July 25, 2006

F-2(b)

CONNECTED MEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
December 31, 2006

ASSETS
CURRENT ASSETS:
Cash	$1,525
Accounts receivable	88,516
Accounts receivable - related party	41,500
Prepaid expenses	503

Total Current Assets	132,044

PROPERTY AND EQUIPMENT - Net	275,844

OTHER ASSETS
Intangible assets, net	123,750
Non-marketable securities, at cost	164,817
Debt issue costs, net	11,085

Total Other Assets	299,652

Total Assets	$707,540

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
Convertible debentures payable, net of discount of $711,417	$966,583
Loan payable	48,271
Overdraft liability	3,508
Accounts payable	344,085
Accounts payable - related parties	49,557
Accrued expenses	122,661
Accrued compensation -officer	329,399
Accrued interest payable	149,700
Accrued interest payable - related party	14,004
Deferred revenue - related party	61,500
Notes payable - related party	452,000
Warrant liability	85,929
Embedded conversion option liability	1,377,405

Total Current Liabilities	4,004,602

Total Liabilities	4,004,602

Commitments and contingencies (See Note 10)

STOCKHOLDERS' DEFICIENCY:
Preferred stock ($0.0001 Par Value; 10,000,000 shares authorized; No
shares issued and outstanding)	-
Common Stock ($0.0001 Par Value; 2,000,000,000 shares authorized;
627,148,659 shares issued and 611,907,436 shares outstanding)	62,715
Additional paid-in capital	14,108,907
Accumulated deficit	(17,068,859)
Less: treasury stock (15,241,223 common shares, at cost)	(399,825)

Total Stockholders' Deficiency	(3,297,062)

Total Liabilities and Stockholders' Deficiency	$707,540

See accompanying notes to consolidated financial statements.

CONNECTED MEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended
	December 31,
	2006	2005

NET REVENUES	$446,706	$497,163

COST OF REVENUES	269,901	293,450

GROSS PROFIT	176,805	203,713

OPERATING EXPENSES:
Depreciation and amortization	98,826	17,025
Bad debt	48,271	-
Professional fees	177,391	24,724
Rent	40,988	-
Payroll, contract services and stock-based compensation	427,741	110,169
Other selling, general and administrative	123,837	137,540

Total Operating Expenses	917,054	289,458

LOSS FROM OPERATIONS	(740,249)	(85,745)

OTHER INCOME (EXPENSES):
Change in fair market value of embedded conversion option liability	360,169	-
Change in fair market value of warrant liability	(53,230)	-
Impairment of goodwill	(16,227,967)	-
Impairment of investment	-	(311,000)
Interest expense - related party	(4,073)	-
Interest expense	(820,942)	-

Total Other Income (Expenses)	(16,746,043)	(311,000)

NET LOSS	$(17,486,292)	$(396,745)

NET LOSS PER COMMON SHARE - Basic and Diluted	$(0.04)	$-

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING - Basic and Diluted	450,168,924	300,507,663

See accompanying notes to consolidated financial statements.

CONNECTED MEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
For the Years Ended December 31, 2006 and 2005

							Total
	Common Stock			Retained			Stockholders'
	$0.0001 Par Value		Additional	Earnings	Deferred	Treasury	Equity
	Shares	Amount	Paid-in Capital	(Deficit)	Compensation	Stock	(Deficiency)

Balance at December 31, 2004	300,507,663	$30,051	$(29,051)	$814,178	$-	$-	$815,178

Net loss for the year 2005	-	-	-	(396,745)	-	-	(396,745)

Balance at December 31, 2005	300,507,663	30,051	(29,051)	417,433	-	-	418,433

Stock options vested	-	-	67,890	-	-	-	67,890

Recapitalization pursuant to reverse acquisition	306,307,663	30,631	13,846,486	-	(1,292)	(399,825)	13,476,000

Shares issued in acquisition	15,000,000	1,500	133,500	-	-	-	135,000

Shares issued in connection with debt conversion	5,333,333	533	39,467	-	-	-	40,000

Derivative liability reclassified to equity	-	-	50,615	-	-	-	50,615

Amortization of deferred compensation	-	-	-	-	1,292	-	1,292

Net loss for the year 2006	-	-	-	(17,486,292)	-	-	(17,486,292)

Balance at December 31, 2006	627,148,659	$62,715	$14,108,907	$(17,068,859)	$-	$(399,825)	$(3,297,062)

See accompanying notes to consolidated financial statements.

CONNECTED MEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	December 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(17,486,292)	$(396,745)
Adjustments to Reconcile Net Loss to Net Cash Flows
Provided by (Used in) Operating Activities:
Depreciation and amortization	98,826	17,025
Amortization of discount on convertible notes payable	617,599	-
Amortization deferred consulting	1,292	-
Stock-based compensation	67,890	-
Impairment of goodwill	16,227,967	-
Impairment of investment	-	311,000
Amortization of debt issuance cost	14,437	-
Change in fair value of derivatives	(306,939)	-
Bad debt	48,271	-
(Increase) Decrease in:
Accounts receivable	27,053	82,813
Accounts receivable - related party	(41,500)	-
Prepaid expenses	11,997	-
Barter credits	-	(25,934)
Increase (Decrease) in:
Accounts payable	(6,022)	37,290
Accounts payable - related parties	(21,899)	-
Accrued expenses	31,813	(10,261)
Accrued compensation -officer	10,522	-
Deferred revenue	61,500	-
Accrued interest payable	149,392	-
Accrued interest payable - related party	1,245	-

Net Cash Flows Provided by (Used in) Operating Activities	(492,848)	15,188

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in investment in common stock	-	(8,350)
Purchase of property and equipment	-	(8,765)
Cash acquired in acquisition	9,205	-

Net Cash Flows Provided by (Used in) Operating Activities	9,205	(17,115)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash overdraft	(864)	-
Proceeds from convertible notes payable	600,000	-
Placement fees paid	(62,250)	-
Proceeds from (payments on) loans payable	(51,718)	48

Net Cash Flows Provided by Financing Activities	485,168	48

Net Increase (Decrease) in Cash	1,525	(1,879)

Cash - Beginning of Year	-	1,879

Cash - End of Year	$1,525	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for:
Interest	$31,253
Income Taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Discount on debentures payable associated with derivative liabilities	$540,000	$-
Common stock issued for debt conversion	$40,000	$-

Acquisition details:
Fair value of assets acquired	$197,811	$-
Liabilities assumed	$2,814,778	$-
Common stock issued for acquisitions	$13,611,000	$-
Goodwill	$16,227,967	$-

See accompanying notes to consolidated financial statements.

Connected Media Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2006

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

On January 31, 2006, Connected Media Technologies, Inc., a Delaware publicly held corporation entered into a preliminary Stock Purchase Agreement and Share Exchange (the “Agreement”) with Natcom Marketing International, Inc., a privately held Puerto Rican based full-service marketing communications agency (“NMI”), and the NMI shareholders. The closing of the transaction was completed on July 10, 2006 (the “Acquisition Date”). On the Acquisition Date, Connected Media acquired all of the outstanding shares of NMI in exchange for a total of 300,507,663 shares or approximately 50% of Connected Media Technologies, Inc.'s issued and outstanding common stock. As additional consideration, on the Acquisition Date, Connected Media Technologies, Inc. reserved up to $250,000 of the funding received by Montgomery Equity Partners, LP for distribution to NMI to be used toward the acquisition of a majority interest in NewsProNet Interactive, LLC. On the Acquisition Date, Connected Media Technologies, Inc. also provided funding to NMI for the payment of certain outstanding debts, which included relief of the promissory note and accrued interest (See Note 6). Pursuant to the Agreement, on the Acquisition Date, NMI became a wholly-owned subsidiary of Connected Media Technologies, Inc.

The transaction was accounted for as a reverse acquisition with NMI as the acquirer for accounting purposes using the purchase method of accounting since both Companies are considered operating entities and management of NMI has obtained control through (i) holding approximately a 50% interest with no other shareholder or group of shareholders holding equivalent rights; and (ii) Board control. Accordingly, the consolidated financial statements subsequent to the acquisition will consist of the balance sheet of NMI at historical cost, the balance sheet of Connected Media Technologies, Inc. marked to fair value based on the purchase price, the historical operations of NMI and the operations of Connected Media Technologies from the acquisition date. The new consolidated entity is hereinafter referred to as the “Company.” (See Note 3)

The Company's legal subsidiary NMI is focused on serving multi-national organizations, as well as emerging growth companies seeking to enter or expand in the U.S. Hispanic/Latin American markets. NMI uses television programming as its main entry into the Hispanic and minority advertising space.

On October 4, 2006, the Company's wholly-owned subsidiary, NPN Asset Acquisitions, Inc. (“NPNAA”) entered into an Assignment Agreement (the “NBC Assignment”) with NBC-NPN Holding, Inc. (“NBC”) and NewsProNet Interactive, LLC (“NPN”), whereby NBC assigned approximately $2.365 million in secured debt (the “Secured Debt”) against NPN to the Company’s subsidiary NPNAA.  As additional consideration for the assignment of the Secured Debt, the parties entered into a Securities Purchase Agreement whereby the Company issued 15,000,000 shares of Connected Media Technologies, Inc. common stock to NBC. Also on October 4, 2006, the Company's subsidiary NPNAA entered into an Assignment Agreement with NPN (the “NPN Assignment”), pursuant to which NPNAA exercised certain security rights with the consent of NPN (See Note 5).

Connected Media Technologies, Inc. is a sales and marketing company focused on digital media that offers a broad spectrum of services and solutions across current and emerging media platforms, including print, television, radio, Internet, CD, DVD and mobile devices such as mobile phones and personal digital assistants (PDAs). As a combined entity, the services the Company currently provide includes consulting, advertising, media selection and placement, sales promotion, direct marketing, collateral development, television production and placement, radio production and placement, point-of-sale displays, trade shows, barter programs, Internet site development, and patented technology solutions. NPNAA is an Atlanta based provider of converged media content solutions and interactive branding strategies for local broadcasters

Principles of Consolidation

The consolidated financial statements include the accounts of Connected Media Technologies, Inc. a Delaware corporation, and its wholly-owned subsidiaries, NatCom Marketing International, Inc. and NPN Asset Acquisitions, Inc., and inactive subsidiaries Trust Licensing, Inc. and Connected Media, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

Connected Media Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2006

Use of Estimates

In preparing financial statements, management is required to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the periods presented. Actual results may differ from these estimates. Significant estimates during 2006 and 2005 include depreciable lives on equipment, valuation of accounts and other receivables, valuation and amortization periods of intangible assets, valuation of derivative liabilities, valuation of stock-based payments, and valuation allowance for deferred tax assets.

Cash and Cash Equivalents

For the purpose of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

Fair Value of Financial Instruments

Statement of Financial Accounting Standards No. 107, “Disclosures about Fair Value of Financial Instruments,” requires disclosures of information about the fair value of certain financial instruments for which it is practicable to estimate the value. For purpose of this disclosure, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. The carrying amounts reported in the balance sheet for cash, loans payable and accounts payable and accrued expenses approximate their fair market value based on the short-term maturity of these instruments.

Accounts Receivable

Accounts receivable presented in the balance sheet represent customers debts to the Company resulting from normal business transactions during the periods. The Company evaluates the collectability of accounts receivable while working with its individual customers. As of December 31, 2006, no allowance for uncollectible amounts have been provided since, in the opinion of management, they will be fully paid within a reasonable time after period end.

Investment in Non-Marketable Equity Securities

Certain securities that the Company may invest in can be determined to be non-marketable. Non-marketable securities where the Company owns less than 20% of the investee are accounted for at cost pursuant to APB No. 18, “The Equity Method of Accounting for Investments in Common Stock” (“APB 18”).

The Company periodically reviews its investments in non-marketable securities and impairs any securities whose value is considered non-recoverable. There was no impairment losses charged to operations during the year ended December 31, 2006. In 2005, the Company recorded an impairment loss of $311,000.

Property and Equipment

Computers, furniture and fixtures and equipment are stated at cost and are depreciated on a straight-line basis over the estimated useful lives of the assets, which is five years. Leasehold improvements are amortized on a straight-line basis over the term of the respective lease, or over their estimated useful lives, whichever is shorter. Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred.

Long-Lived Assets

The Company reviews long-lived assets and certain identifiable assets related to those assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recoverable. If the undiscounted future cash flows of the long-lived assets are less that the carrying amount, their carrying amount is reduced to fair value and an impairment loss is recognized. The Company recognized a loss on impairment of goodwill during the year ended December 31, 2006 of $16,227,967 (See Note 3).

Connected Media Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2006

Concentration of Credit Risk

The Company maintains its cash in bank deposit accounts, which, at times, exceed federally insured limits. As of December 31, 2006, the Company has no deposits in excess of federally insured limits. The Company has not experienced any losses in such accounts through December 31, 2006.

Accounting for Derivatives

The Company evaluates its convertible debt, options, warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for under Statement of Financial Accounting Standards 133 “Accounting for Derivative Instruments and Hedging Activities” and related interpretations including EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock”.

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

Revenue Recognition

The Company follows the guidance of the Securities and Exchange Commission's Staff Accounting Bulletin No. 104 for revenue recognition. In general, the Company records revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectibility is reasonably assured. The following are the specific revenue recognition policies for the revenue streams of the Company:

Content revenue - subscription based:  The Company produces and distributes broadcast and digital content for customers that subscribe to such service under monthly fixed fee arrangements.  Revenue is recognized when the minimum content required to be delivered monthly under the agreement is finalized, and delivered or made available to the customers for unconditional use.

Content revenue - revenue sharing arrangements: When content is provided on a revenue sharing basis, the revenue is not determinable until the Company receives payment from the customer. Accordingly, revenue is recognized upon receipt of payment. There were no revenue sharing revenues during 2006.

Content revenue - barter arrangements: Revenue from barter transactions will be valued at the fair value of the goods provided or goods received whichever is more readily determinable and recognized upon delivery of the content by the Company. There were no barter revenues during 2006.

Digital media services revenue:  The Company creates and distributes digital marketing content and advertising services on a project basis.  Revenue is recognized when projects are completed and made available to the customer for unconditional use.

  Advertising

Advertising is expensed as incurred. Advertising expenses for the years ended December 31, 2006 and 2005 were not material.

Stock-based Compensation

On January 1, 2006, the Company has adopted SFAS No. 123(R), “Share-Based Payment,” which requires the compensation cost related to share-based payments, such as stock options and employee stock purchase plans, be recognized in the financial statements based on the grant-date fair value of the award.

Income Taxes

Income taxes are accounted for under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," which is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns.

Connected Media Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2006

Net Loss per Share

In accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share", basic earnings per share is computed by dividing the net income (loss) less preferred dividends for the period by the weighted average number of shares outstanding. Diluted earnings per share is computed by dividing net income (loss) less preferred dividends by the weighted average number of shares outstanding including the effect of share equivalents. At December 31, 2006, there were 32,100,000 options outstanding ("Issued Options") and 8,200,000 warrants outstanding ("Issued Warrants") that could potentially dilute future earnings per share. Additionally, the Company has convertible debentures, which are convertible into 223,733,333 shares of common stock as of December 31, 2006. The effect of these common stock equivalents is anti-dilutive since the company reflects a net loss.

Contingencies

Certain conditions may exist as of the date financial statements are issued, which may result in a loss to the Company, but which will only be resolved when one or more future events occur or fail to occur. The Company's management and its legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company's legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein. If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company's financial statements. If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material, would be disclosed.

  Reclassifications

Certain amounts in the 2005 financial statements have been reclassified to conform to the 2006 presentation.

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

Connected Media Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2006
In December 2006, FASB Staff Position No. EITF 00-19-2, “Accounting for Registration Payment Arrangements,” was issued. The FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5, “Accounting for Contingencies.” The Company believes that its current accounting is consistent with the FSP. Accordingly, adoption of the FSP had no effect on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115”, under which entities will now be permitted to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS 157. The Company is currently assessing the impact, if any, the adoption of SFAS 159 will have on its consolidated financial statements.

NOTE 2 - GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company has a net loss of $17,486,292 and net cash used in operations of $492,848 for the year ended December 31, 2006, and a working capital deficiency of $3,872,558, a stockholders' deficiency of $3,297,062 and an accumulated deficit of $17,068,859 at December 31, 2006. The Company has incurred cumulative losses since inception and has funded operations primarily through related-party loans and investor capital. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan, raise capital, and generate revenues. The consolidated financial statements do not include any adjustments that might be necessary if the company is unable to continue as a going concern.

The Company is dependent upon the ability to resolve its liquidity problems, principally by obtaining additional debt financing and/or equity capital. In July and August 2006, the Company obtained debt financing (See Note 6). In July 2006, Connected Media Technologies, Inc. acquired Natcom Marketing International Inc. pursuant to a reverse acquisition transaction. (See Note 3)

NOTE 3 - REVERSE ACQUISITION

On July 10, 2006 (the “Acquisition Date”), the Company acquired all of the outstanding shares of NMI in exchange for a total 300,507,663 or approximately 50% of the issued and outstanding shares of the Company's common stock. Pursuant to the Agreement, on the Acquisition Date, NMI became a wholly-owned subsidiary of Connected Media Technologies, Inc. The transaction was accounted for as a reverse acquisition using the purchase method of accounting in accordance with SFAS No. 141 since both Companies are considered operating entities and management of NMI has obtained control through (i) holding a controlling interest with no other shareholder or group of shareholders holding equivalent rights and (ii) Board control. Accordingly, the consolidated financial statements subsequent to the acquisition will consist of the balance sheet of NMI at historical cost, the balance sheet of Connected Media Technologies, Inc. marked to fair value based on the purchase price, the historical operations of NMI and the operations of Connected Media Technologies, Inc. from the acquisition date. The purchase price is based on the average fair value of the Company's shares during the period before and after the date of the agreement and the date of the announcement. This amounted to $13,476,000. The purchase price was allocated to the net assets of Connected Media Technologies Inc. based on their fair values.

The allocation of fair value of the net assets acquired was as follows:

Cash	$9,205
Property and equipment	7,388
Other assets	46,218
Goodwill	16,227,967
Accounts payable and accrued expenses	(742,906)
Convertible debt and other debt assumed Net	(790,984)
Derivative liabilities assumed	(1,280,888)

Purchase Price	$13,476,000

Since the Company has minimal revenues, has incurred losses and used cash in operations, the Company deemed the acquired goodwill to be impaired and wrote-off the goodwill on the acquisition date. Accordingly, for the year ended December 31, 2006, the Company recorded an impairment of goodwill of $16,227,967 on the accompanying statement of operations. The accounting effect of the reverse acquisition on share and per share date is reflected retroactively in the accompanying consolidated financial statements for all periods presented.

Connected Media Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2006

The following unaudited pro forma consolidated results of operations have been prepared as if the acquisitions of Connected Media had occurred as of the following periods:

	Year Ended	Year Ended
	December 31, 2006	December 31, 2005
	(Unaudited)	(Unaudited)
Net Revenues	$486,706	$497,163
Net Loss from continuing operations	$(18,627,298)	$(1,964,878)
Net Loss per Share from continuing operations	$(.04)	$--

Pro forma data does not purport to be indicative of the results that would have been obtained had these events actually occurred at the beginning of the periods presented and is not intended to be a projection of future results.

NOTE 4 - PROPERTY AND EQUIPMENT

At December 31, 2006, property and equipment consisted of the following:

	Estimated Life
Computer Equipment	5 Years	$231,888
Furniture and Fixtures	5 Years	70,279
Leasehold Improvements	5 Years	137,505
		439,672
Less: Accumulated Depreciation		(163,828)
		$275,844

For the year ended December 31, 2006 and 2005, depreciation expense amounted to $87,576 and $17,025, respectively.

NOTE 5 - INTANGIBLE ASSETS

On October 4, 2006, the Company's wholly-owned subsidiary, NPNAA entered into and consummated an Assignment Agreement (the “NBC Assignment”) with NBC-NPN Holding, Inc. (“NBC”) and NewsProNet Interactive, LLC (“NPN”), whereby NBC assigned approximately $2.365 million in secured debt (the “Secured Debt”) against NPN to the Company’s subsidiary NPNAA.   Such debt is evidenced by certain promissory notes entered into in 2000 and 2001 by NBC and NPN, and is secured by a Security Agreement dated September 18, 2000.  Pursuant to the NBC Assignment, NPNAA had a first priority secured interest in all of the assets of NPN.  In consideration for the assignment of the Secured Debt, NPNAA agreed to enter into a Content License Agreement whereby NBC Universal, Inc. is granted a non-exclusive license to use certain content owned and produced by NPN consisting of audio-visual archived news stories.  As additional consideration for the assignment of the Secured Debt, the parties entered into a Securities Purchase Agreement whereby the Company issued 15,000,000 shares of Connected Media Technologies, Inc. common stock to NBC (See Note 7).

Also on October 4, 2006, the Company's subsidiary NPNAA entered into and consummated an Assignment Agreement with NPN (the “NPN Assignment”), pursuant to which NPNAA exercised certain security rights with the consent of NPN.  Pursuant to the NPN Assignment, NPNAA agreed, in lieu of immediate foreclosure upon all of the Secured Debt, to accept certain assets of NPN and apply the fair market value of such assets against the balance of the Secured Debt.  Accordingly, NPN assigned to NPNAA all title and interest in certain assets consisting of equipment, accounts and accounts receivable, customer contracts, certain claims or causes of action held by NPN, all intellectual property, and NPN's complete content video archive consisting of approximately 1,700 finished news stories. In consideration for such assets, NPNAA agreed to reduce the balance of the Secured Debt to $865,000.  The Company also agreed to enter into certain employment agreements with four former employees of NPN for positions as Vice Presidents of NPNAA.

Connected Media Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2006

In connection with the above described transaction, the Company did not attribute any value to the secured debt assigned to the Company since the secured debt is considered uncollectible. Pursuant to the terms and subject to the conditions of the Assignment Agreements and Security Agreement, in substance, the Company issued the 15,000,000 shares of its common stock for the title and interest in certain assets consisting of equipment, accounts and accounts receivable, customer contracts, certain claims or causes of action held by NPN, all intellectual property, and NPN's complete content video archive consisting of approximately 1,700 finished news stories. The aggregate purchase price for these assets was $135,000 and is attributable to the issuance of 15,000,000 shares of the Company’s common stock valued at an estimated fair value of $.009 per share based on the quoted trading price of the Company’s common stock on October 4, 2006. The Company accounted for this asset acquisition using the method of accounting in accordance with SFAS No. 142. On the date of acquisition, the $135,000 was allocated to the content video archive, which will be amortized over a video archive’s estimated useful life of 2 years.

At December 31, 2006, intangible assets consisted of the following:

	Estimated Life
Video Archive	2 Years	$135,000
Less: Accumulated Amortization		(11,250)

		$123,750

Amortization expense amounted to $11,250 and $0 for the years ended December 31, 2006 and 2005, respectively.

Amortization expense attributable to future periods is as follows:

Year ending December 31:
2007	$67,500
2008	56,250

$123,750

NOTE 6 - FINANCING ARRANGEMENTS

Convertible Debentures Payable

The convertible debenture liability is as follows at December 31, 2006:

Convertible debentures payable	$1,678,000
Less: unamortized discount on debentures	(711,417)
Convertible debentures, net	$966,583

On July 10, 2006, in connection with the reverse acquisition, the Company assumed two secured convertible debentures with Montgomery Equity Partners, Ltd. (“Montgomery”). Under the terms of the financing agreement with Montgomery, the Company issued to Montgomery a secured convertible debenture in the amount of $718,000 as well as an additional secured convertible debenture in the amount of $400,000. Both convertible debentures have an interest rate of 14% and maturity dates of April 30, 2007, and are convertible into shares of the Company's common stock at a conversion price equal to the lesser of (a) $0.04 or (b) seventy five percent (75%) of the lowest Closing Bid Price of the Common Stock, as quoted by Bloomberg, LP, of the ten (10) trading days immediately preceding the Conversion Date. The Conversion Price may be adjusted pursuant to the other terms of this Debenture.

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

Connected Media Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2006

Pursuant to the terms of a Registration Rights Agreement, the Company is required to register the shares underlying the Convertible Debentures, as well as the shares to be issued pursuant to the Warrant within 60 days from the Closing Date of the Stock Purchase Agreement with NMI and is required to have the registration statement declared effective 90 days from the date of filing. In the event that the registration statement is not filed or declared effective within these time limits, the Company may be subject to liquidated damages in the amount of 2% of the entire funding amount per month and may be deemed in default of the operative agreements. Based on discussions with Montgomery and the subsequent loan modification Agreement (see Note 11), the Company did not accrue any liquidating damages as of December 31, 2006.

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

On July 13, 2006, in connection with the “Second Closing” contemplated by the Securities Purchase Agreement by and between the Company and Montgomery, the Company issued to Montgomery a secured convertible debenture in the amount of $300,000. The convertible debenture has an interest rate of 14% and a maturity date of October 14, 2007, and is convertible into shares of the Company's common stock at a conversion price equal to the lesser of (a) $0.016 or (b) seventy five percent (75%) of the lowest Closing Bid Price of the Common Stock, as quoted by Bloomberg, LP, of the ten (10) trading days immediately preceding the Conversion Date. The Conversion Price may be adjusted pursuant to the other terms of this Debenture. In addition, upon an “Event of Default” (as that term is defined in the debenture), the conversion price will permanently be reduced to $ 0.0001.

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

On August 30, 2006, in connection with the “Third Closing” contemplated by the Securities Purchase Agreement by and between the Company and Montgomery, the Company issued to Montgomery a secured convertible debenture in the amount of $300,000. The convertible debenture has an interest rate of 14% and a maturity date of November 30, 2007, and is convertible into shares of the Company's common stock at a conversion price equal to the lesser of (a) $0.016 or (b) seventy five percent (75%) of the lowest Closing Bid Price of the Common Stock, as quoted by Bloomberg, LP, of the ten (10) trading days immediately preceding the Conversion Date. The Conversion Price may be adjusted pursuant to the other terms of this Debenture. In addition, upon an “Event of Default” (as that term is defined in the debenture), the conversion price will permanently be reduced to $ 0.0001.

In connection with the debt issuance on August 30, 2006, $30,000 was deducted from the gross proceeds and is being deferred as debt discount and amortized over the life of the convertible debentures.

During the year ended December 31, 2006, amortization debt issue costs was $14,437. The remaining balance of debt issue costs at December 31, 2006 was $11,085. The amortization of debt discounts for the year ended December 31, 2006 was $617,599. The balance of the discount is $711,417 at December 31, 2006.

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

In December 2006, the FASB issued FSP EITF 00-19-2, "Accounting for Registration Payments" which was effective immediately. This FSP amends EITF 00-19 to require potential registration payment arrangements be treated as a contingency pursuant to FASB Statement 5 rather than at fair value. We considered the effect of this standard on the above embedded conversion option and warrant classification as a liability and determined that the accounting would not have changed as a result of this standard; since the variable rate on the convertible debentures still cause derivative treatment. Therefore, there was no effect of implementing this standard.

Connected Media Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2006

Additionally, in connection with the Second Closing the initial estimated fair value of the embedded conversion option was $370,180. Accordingly, the Company recorded a debt discount of $270,000 which reduced the carrying value of this secured convertible debenture to zero. The $100,180 excess value of the fair values of the embedded conversion option over the net proceeds received from this secured convertible debenture was charged to change in fair market value of embedded conversion option liability upon recording. The initial fair values of this embedded conversion option was estimated using the Black-Scholes option pricing model with the following assumptions: estimated volatility of 225%; risk-free interest rate of 5.27%; estimated life of 1.25 years based on the remaining contractual life and no dividends.

Additionally, in connection with the Third Closing the initial estimated fair value of the embedded conversion option was $372,883. Accordingly, the Company recorded a debt discount of $270,000 which reduced the carrying value of this secured convertible debenture to zero. The $102,883 excess value of the fair values of the embedded conversion option over the net proceeds received from this secured convertible debenture was charged to change in fair market value of embedded conversion option liability upon recording. The initial fair values of this embedded conversion option was estimated using the Black-Scholes option pricing model with the following assumptions: estimated volatility of 340%; risk-free interest rate of 5.03%; estimated life of 1.25 years based on the remaining contractual life and no dividends

On November 3, 2006, Montgomery converted $40,000 of the $718,000 convertible debenture issued to Montgomery on January 31, 2006, into an aggregate of 5,333,333 shares of common stock. The conversion price was $.0075 per share and the conversion reduced the principal amount of this debenture to $678,000 (see Note 7).

At December 31, 2006, the Company revalued the embedded conversion option liability and warrants resulting in a gain on derivative liability of $510,002 due to fluctuations in the Company's stock price. At December 31, 2006, the fair value of the embedded conversion option liability and warrant liability were estimated using the Black-Scholes option pricing model with the following assumptions: estimated volatility of 340%; risk-free interest rate ranging from 4.91%; estimated life of 1 year based on the remaining contractual life and no dividends. At December 31, 2006, the estimated fair value of the embedded conversion option liability and warrant liability was $1,377,405 and $85,929, respectively, and are reflected on the accompanying consolidated balance sheet.

Line of Credit

The Company entered into a transaction with a Bank pursuant to which the Company had access to a two hundred and fifty thousand dollar ($250,000) line of credit. In general, all or any portion of the $250,000 may be drawn down at any time, and must be repaid in full by October 25, 2006, with interest at prime plus 1.5%. In addition, each consecutive month, the Company must pay accrued interest on outstanding amounts owed. The Company used the line of credit for general working capital. The credit line was guaranteed by a stockholder and secured by a Certificate of Deposit owned by a director of the Company. On October 25, 2006, the $250,000 Line of Credit became due and payable in full. The Company did not repay the amount due on the due date. In March 2007, the Company received notice from the Bank that the amounts due under the line of credit had been assigned on December 5, 2006 to Irrevocable Trust Agreement Number III (See Notes 8 and 11).

Loan Payable

The Company has a loan with a bank. The loan bears interest at 9.75%`, is renewable annually, and is secured by accounts receivable. .At December 31, 2006, the principal amount due under the loan amounted to $48,271.

The weighted average interest rate on the Company’s short-term obligation was approximately 9%.

NOTE 7 - STOCKHOLDERS' DEFICIENCY

Registration Rights on Previously Issued Shares

Of the 306,307,663 shares deemed issued in connection with the recapitalization of the Company, 7,600,000 shares issued to Cornell and the 200,000 shares underlying warrants shall have "piggy-back" registration rights.

Connected Media Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2006

Common Stock

On July 10, 2006 (the “Acquisition Date”), the Company was deemed to have issued 306,307,663 common shares pursuant to the reverse acquisition (see Note 3).

On October 4, 2006, pursuant to the terms and subject to the conditions of a Security Agreement (See Note 5), the Company issued 15,000,000 shares of its common stock for the title and interest in certain assets. The Company valued these common shares at the fair market value on the dates of the agreement of $0.009 per share or $135,000 based on the trading price of common shares.

On November 3, 2006, Montgomery converted $40,000 of the $718,000 convertible debenture issued to Montgomery on January 31, 2006, into an aggregate of 5,333,333 shares of common stock. The conversion price was $.0075 per share and the conversion reduced the principal amount of this debenture to $678,000 (see Note 6).

Treasury Stock

In connection with the reverse acquisition transaction (see Note 3), the Company recorded treasury stock, which consists of the following:

1.
In 2004, Connected Media Technologies, Inc. redeemed 2,000,000 shares of its common stock from its former sole director and former principal shareholder for cash consideration paid to the former principal stockholder totaling $135,000. The 2,000,000 shares are currently held in the company's treasury as treasury stock.

2.
On January 31, 2006, Connected Media Technologies, Inc. entered into a Purchase and Sale Agreement with Rothschild Trust Holdings, LLC (the “Trust”), a related party (see Note 10), for the sale of certain issued and pending patents in exchange for the return of 13,241,223 shares of the Company’s common stock held by the Trust (the “Shares”). Additionally, on January 31, 2006, the Company, the Trust, Montgomery, and David Gonzalez, as the Escrow Agent, entered into an Escrow Agreement, whereby the Trust agreed to place the 13,241,223 shares that were returned to the Company and the Company agreed to deposit royalties otherwise payable to the Trust into an escrow account held by the Escrow Agent until such time as royalties of $690,000 have been deposited into the escrow account or until Montgomery has been repaid and/or converted $690,000 of the Convertible Debentures. At such time, the Trust shall have 30 days to replace the Shares with $728,267.26, which shall be distributed to the Company in exchange for the Shares; otherwise, the Escrow Agent shall release the Shares to the Company and the royalties to the Trust. As a result of this transaction, the Company placed into escrow 13,241,223 shares of common stock. The shares were valued based on the quoted trading price of $.02 at the date of the transaction resulting in a value of $264,825 of treasury stock.

Stock Options

On October 4, 2006, in connection with employment agreements, the Company granted an aggregate of 10,800,000 stock options to purchase 10,800,000 shares of the Company’s common stock at an exercise price of $.009. The options expire on October 3, 2016. The Company valued these options at $ 97,161 utilizing the Black-Scholes option pricing model. The Company used the following assumptions for determining the fair value of options granted under the Black-Scholes option pricing model: expected volatility of 314%; expected holding period of 5 years; risk free interest rate of 4.64%; and a dividend yield of 0%. The Company uses historical data to estimate option exercise and employee termination within the valuation model. The expected term of options granted represents the period of time that options granted are expected to be outstanding.

For the year ended December 31, 2006, the Company recorded stock-based compensation of $67,890 pursuant to SFAS 123R and was based on vesting provisions, which consists of $37,785 on the above 10,800,000 options and $30,105 related to options granted in prior years.

At December 31, 2006, there was $59,376 of total unrecognized compensation expense related to non-vested option-based compensation arrangements under the Plan.

Connected Media Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2006

A summary of the status of the Company's outstanding stock options as of December 31, 2006 and changes during the year then ended are as follows:

	Number of Options	Weighted Average Exercise Price
Balance at December 31, 2005	-	$-
Stock option assumed in acquisition	21,300,000	0.02
Granted	10,800,000	0.009
Exercised	-	-
Forfeited	-	-
Balance at December 31, 2006	32,100,000	$0.016

Options exercisable at end of period	25,500,000	$0.02
Weighted average fair value of options granted during the period		$0.009

The following table summarizes information about employee and consultants stock options outstanding at December 31, 2006:

Options Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding at December 31, 2006	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at December 31, 2006	Weighted Average Exercise Price
$ 0.02	21,000,000	1.75	$0.02	21,000,000	$0.02
$ 0.009	10,800,000	9.75	0.009	4,200,000	0.009
$ 0.04	300,000	1.25	0.04	300,000	0.04
	32,100,000		$0.016	25,500,000	$0.018

Common Stock Warrants

A summary of the status of the Company's outstanding stock warrants as of December 31, 2006 and changes during the period then ended are as follows:

	Number of Warrants	Weighted Average Exercise Price
Balance at December 31, 2005	-	$-
Stock warrants assumed in acquisition	8,200,000	0.0003
Granted	-	-
Exercised	-	-
Forfeited	-	-
Balance at December 31, 2006	8,200,000	$0.0003

Warrants exercisable at end of period	8,200,000	$0.0003

Connected Media Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2006

The following table summarizes information about employee and consultants stock options outstanding at December 31, 2006:

Warrants Outstanding				Warrants Exercisable
Range of Exercise Price	Number Outstanding at December 31, 2006	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at December 31, 2006	Weighted Average Exercise Price
.$ 0001	8,000,000	2	$.0001	8,000,000	$.0001
$ 0.01	200,000	2.01		200,000.01
	8,200,000		$.0003	8,200,000	$.0003

NOTE 8 - RELATED PARTY TRANSACTIONS

Accounts Receivable - Related Party

At December 31, 2006, accounts receivable from progress invoices due from a company owned by the Company’s Vice Chairman and principal shareholder amounted to $41,500. At December 31, 2006, the Company recorded deferred revenue of $61,500 related to the performance of these services, which will be completed and recognized as revenue in fiscal 2007.

Accounts Payable - Related Parties

At December 31, 2006, the Company had outstanding $49,557 of accounts payable to various related parties.

Notes Payable - Related party and Accrued Interest - Related Party

At December 31, 2006, the Company has note payable to Irrevocable Trust Agreement Number III (“Trust III”) in the amount of $202,000. This note matured on December 9, 2006 pursuant to a Loan Extension Agreement dated January 31, 2006. In December 2006, the Company defaulted on the Line of Credit and it was repaid to the bank with proceeds from the Certificate of Deposit held by Trust III (the “Guarantor”) in the amount of $250,000. Leigh M. Rothschild, a Director of the Company until January 30, 2007 (resignation date), is the primary beneficiary of Trust III. Accordingly, at December 31, 2006, the Company has a note payable outstanding to Trust III of $452,000. At December 31, 2006, the Company had accrued interest payable, related party of $14,004.

Other

The Company subleases office space, on a month-to-month basis, from National Communications, Inc, a company owned by the Company’s Vice Chairman and principal shareholder Robert Rodriguez. For the year ended December 31, 2006 and 2005, rent expense paid to this related party amounted to $31,000 and $0, respectively, and is included in rent expense on the accompanying consolidated statement of operations.

The company engaged McLaughlin & Stern, LLP a law firm whereby one of the partners is the father of the company’s Chief Executive Officer. The company had total expenses of approximately $41,000 for legal fees to this related party for the period July 10, 2006 through December 31, 2006. The company has used the services of the law firm to handle various transactions and general SEC related matters, including the preparation of annual and quarterly reports. As of December 31, 2006, the Company had accrued approximately $171,600 as related party legal fees.

NOTE 9 - INCOME TAXES

The treatment of the July, 2006 acquisition for income tax purposes is treated as a forward acquisition, the acquisition of a 100% owned subsidiary for income tax purposes.

Connected Media Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2006

There was no income tax expense for the years ended December 31, 2006 and 2005 due to the Company's net losses and utilization of net operating loss carry forwards. Additionally, during the period from July 19, 2001 (inception) to August 23, 2004, the Company was taxed as a partnership and was not subject to federal and state income taxes; accordingly, no provision had been made.

The Company's tax expense differs from the "expected" tax expense for the year ended December 31, 2006, (computed by applying the Federal Corporate tax rate of 34% and state tax rate of 5% to loss before taxes and 34% :

Federal Corporate tax rate for 2005), as follows:
	2006		2005
Computed "expected" tax expense (benefit)	$(6,819,315)		($532,816)
Impairment of Goodwill	6,328,907
Other & State tax	(90,446)
Change in valuation allowance	580,854		$532,816
	-		-

Deferred tax assets:
Timing differences		$4,100
Net operating loss carry forward		1,150,223
Total gross deferred tax assets		$1,154,323
Less valuation allowance		(1,154,323)
Net deferred tax assets		-

The Company has a net operating loss carry forward of approximately $2,949,289, available to offset future taxable income expiring 2025. Utilization of this loss may be limited due to a change in control, which occurred on August 24, 2004.

The valuation allowance at December 31, 2005 was $573,469. The net change in valuation allowance during the year ended December 31, 2006 was an increase of $580,854.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

Agreements with Rothschild Trust Holdings, LLC

On January 31, 2006, Connected Media Technologies, Inc. entered into a Purchase and Sale Agreement with Rothschild Trust Holdings, LLC (the “Trust”), a related party, for the sale of certain issued and pending patents in exchange for the return of 13,241,223 shares of Connected Media Technologies, Inc.'s common stock held by the Trust (the “Shares”). As additional consideration, the Trust granted Connected Media Technologies, Inc. a license to use the patents pursuant to the terms of a License and Royalty Agreement, which grants Connected Media Technologies, Inc. a twelve-month right of election to license the patents. If Connected Media Technologies, Inc. exercises the right of election, the Trust shall grant Connected Media Technologies, Inc. a two-year exclusive license for the use of the patents that is renewable subject to performance, and the Trust shall receive 10% royalties on all gross receipts as defined in the License and Royalty Agreement.

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

Litigation

On November 7, 2006, NPNAA received notice from a creditor of NPN of a claim against NPN in the amount of approximately $50,000 plus interest and attorney's fees. The creditor claimed, among other things, that the transaction between NPN and NPNAA was improper, and that NPNAA is directly liable for the amount of the claim. The Company believes that the claim is without merit and has assessed that an unfavorable outcome is non-probable. Accordingly, no amounts have been accrued as December 31, 2006. On December 12, 2006, the Company received notice from the creditor that it did not intend to pursue legal recourse and was withdrawing its demand letter of November 7, 2006.

Connected Media Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2006

On March 23, 2007, the Company and its wholly-owned subsidiary Trust Licensing, Inc., were each served with a lawsuit from Irrevocable Trust Agreement Number III. The lawsuit was commenced in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida. The lawsuit relates to amounts claimed owed to Irrevocable Trust Agreement Number III in the approximate total principal amount of $500,000, and also seeks various interest, costs, and fees (see Note 11).

From time to time we may become subject to proceedings, lawsuits and unasserted claims in the ordinary course of business.  Such matters are subject to many uncertainties, and outcomes are not predictable with assurance.  As of the date of this report, we don not believe that any of these matters would be material to the Company’s financial condition or operation.

NOTE 11 - SUBSEQUENT EVENTS

On March 9, 2007, Montgomery converted $24,000 of the $718,000 convertible debenture issued to Montgomery on January 31, 2006 into an aggregate of 30,000,000 shares of common stock. The conversion price was $.0008 per share and the conversion reduced the principal amount of this debenture to $654,000.

On March 21, 2007 the Company entered into a Loan Modification Agreement effective February, 2007 with Montgomery Equity Partner, Ltd. (“Montgomery”) pursuant to which the due date on outstanding promissory notes was extended to June 30, 2007 with interest accruing at 14%. The Agreement also provides that the Company may redeem the notes for a payment of $1 million with the convertible promissory note in the amount of $678,000 still remaining outstanding. Upon payment of the $1million Montgomery will release all liens and encumbrances it holds on the assets of the Company and will hold back for a period of 90 days from converting or selling and shares underlying the convertible note. Thereafter, Montgomery may convert and sell shares under the convertible notes in amount not to exceed $56,500 per calendar month. The conversion price shall be changes to $0.01 per share and a discount on the conversion price will change to 60% of the lowest bid price of the Company’s common stock during the 10 days immediately preceding the conversion rate. Upon payment of the redemption price the Company will issue to Montgomery a warrant to purchase 10% of the outstanding secured convertible debentures as of the maturity date. The warrant will be for seven years with an exercise price equal to $0.01.

On March 21, 2007, Rothschild Trust Holdings, LLC, the licensor of various patents to the Company, alleged, among other things, that the Company's license to these patents has been terminated. The patents licensed to the Company were included in the License and Royalty Agreement, by and between Rothschild Trust Holdings, LLC and the Company, dated as of January 31, 2006, The licensor has now claimed all right, title and interest in the subject intellectual property and has further asserted that any subsequent use or sublicense of the subject intellectual property will constitute infringement. The Company disagrees with the licensor's assertions concerning the Company's rights in the intellectual property, and is currently evaluating its options with counsel with respect to the continued use of the subject intellectual property rights. The dispute relates, in part, to the parties' differing interpretations of the terms of the License and Royalty Agreement, and the subsequent actions and conduct between the parties relating thereto. Although the Company intends to assert its rights to the intellectual property, the patents do not represent a material portion of the Company’s operating revenue.

On March 23, 2007, the Company and its wholly-owned subsidiary Trust Licensing, Inc., were each served with a lawsuit from Irrevocable Trust Agreement Number III. The lawsuit was commenced in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida. The lawsuit relates to amounts claimed owed to Irrevocable Trust Agreement Number III in the approximate total principal amount of $500,000, and also seeks various interest, costs, and fees. At December 31, 2006, the Company has loan payables related to Trust of $452,000, which includes the $250,000 bank line of credit (See Note 5) the Company believes is the correct loan amount (See Notes 6 and 7).

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in the City of Miami, State of Florida, on April 13, 2007.

Connected Media Technologies, Inc.
By:	/s/ Jeffrey W. Sass
Jeffrey W. Sass
Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities indicated on April 13, 2007.

Signature	Title

/s/ Rafael DiazBalart	Chairman
Rafael Diaz-Balart

/s/ Robert Rodriguez	Vice Chairman
Robert Rodriguez

/s/ Isidrio Gonzalez	President
Isidiro Gonzalez, President

/s/ Jeffrey W. Sass
Jeffrey W. Sass	Chief Executive Officer, and Director

/s/ Mark Mayo
Mark Mayo	Chief Financial Officer and Director