Form 10QSB
period 2007-03-31
Connected Media Technologies, Inc.
filed 2007-05-21
CIK 1302135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________
FORM 1O-QSB
_________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE

QUARTERLY PERIOD ENDED MARCH 31, 2007

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

N/A
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

Yes    ☐ No   ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 641,907,436 shares of common stock were outstanding as of May 15, 2007.

* This number excludes 15,241,223 shares that have been redeemed by the Company and held as treasury shares.

CONNECTED MEDIA TECHNOLOGIES, INC.  AND SUBSIDIARIES
FORM 10QSB
FOR THE QUARTERLY PERIOD ENDING MARCH 31, 2007

PART I   FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements:
CONNECTED MEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
March 31, 2007
(Unaudited)

ASSETS
CURRENT ASSETS:
Cash	$3,191
Accounts receivable	23,182

Total Current Assets	26,373

PROPERTY AND EQUIPMENT - Net	253,619

OTHER ASSETS
Intangible assets, net	106,875
Non-marketable securities, at cost	164,817
Debt issue costs, net	3,430

Total Other Assets	275,122

Total Assets	$555,114

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
Convertible debentures payable, net of discount of $367,817	$1,286,183
Loan payable	48,271
Overdraft liability	4,348
Accounts payable	391,966
Accounts payable - related parties	77,365
Accrued expenses	83,258
Accrued compensation -officer	329,741
Accrued interest payable	207,626
Accrued interest payable - related party	21,024
Deferred revenue - related party	145,000
Notes payable - related party	452,000
Warrant liability	12,253
Embedded conversion option liability	2,849,043

Total Current Liabilities	5,908,078

Total Liabilities	5,908,078

Commitments and contingencies (see Note 6)

STOCKHOLDERS' DEFICIENCY:
Preferred stock ($0.0001 Par Value; 10,000,000 shares authorized; No
shares issued and outstanding)	-
Common Stock ($0.0001 Par Value; 2,000,000,000 shares authorized;
657,148,659 shares issued and 641,907,436 shares outstanding)	65,715
Additional paid-in capital	14,169,405
Accumulated deficit	(19,188,259)
Less: treasury stock (15,241,223 common shares, at cost)	(399,825)

Total Stockholders' Deficiency	(5,352,964)

Total Liabilities and Stockholders' Deficiency	$555,114
See accompanying unaudited notes to consolidated financial statements.

CONNECTED MEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended
	March 31,
	2007	2006
	(Unaudited)	(Unaudited)

NET REVENUES	$234,394	$87,500

COST OF REVENUES	85,119	41,591

GROSS PROFIT	149,275	45,909

OPERATING EXPENSES:
Depreciation and amortization	39,100	21,614
Professional fees	36,029	1,148
Rent	14,000	8,559
Payroll, contract services and stock-based compensation	244,998	-
Other selling, general and administrative	84,988	2,685

Total Operating Expenses	419,115	34,006

(LOSS) INCOME FROM OPERATIONS	(269,840)	11,903

OTHER INCOME (EXPENSES):
Change in fair market value of embedded conversion option liability	(1,505,423)	-
Change in fair market value of warrant liability	73,676	-
Interest expense - related party	(7,020)	-
Interest expense	(410,793)	(6,409)

Total Other Income (Expenses)	(1,849,560)	(6,409)

NET (LOSS) INCOME	$(2,119,400)	$5,494

NET (LOSS) INCOME PER COMMON SHARE - Basic and Diluted	$-	$-

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING - Basic and Diluted	634,481,992	300,507,663

See accompanying unaudited notes to consolidated financial statements.

CONNECTED MEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended
	March 31,
	2007	2006
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (Loss) Income	$(2,119,400)	$5,494
Adjustments to Reconcile Net (Loss) Income to Net Cash Flows
Provided by (Used in) Operating Activities:
Depreciation and amortization	39,100	21,614
Amortization of discount on convertible notes payable	343,600	-
Stock-based compensation	5,713	-
Amortization of debt issuance cost	7,655	-
Change in fair value of derivatives	1,431,747	-
(Increase) Decrease in:
Accounts receivable	65,334	41,410
Accounts receivable - related party	41,500	-
Prepaid expenses	503	-
Increase (Decrease) in:
Accounts payable	47,881	(7,750)
Accounts payable - related parties	27,808	-
Accrued expenses	(39,403)	-
Accrued compensation -officer	342	-
Deferred revenue	83,500	-
Accrued interest payable	57,926	-
Accrued interest payable - related party	7,020	-

Net Cash Flows Provided by Operating Activities	826	60,768

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash overdraft	840	(4,372)
Payments on loans payable	-	(50,000)

Net Cash Flows Provided by (Used in) Financing Activities	840	(54,372)

Net Increase in Cash	1,666	6,396

Cash - Beginning of Period	1,525	-

Cash - End of Period	$3,191	$6,396

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for:
Interest	$1,611	$6,409
Income Taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Derivative liability reclassified to equity upon conversion of debt	$33,785	$-
Common stock issued for debt conversion	$24,000	$-

See accompanying unaudited notes to consolidated financial statements.

Connected Media Technologies, Inc. and Subsidiaries
Unaudited Notes to Consolidated Financial Statements
March 31, 2007

Note 1 - Nature of Operations and Basis of Presentation

(A) Nature of Business

On January 31, 2006, Connected Media Technologies, Inc., a Delaware publicly held corporation entered into a preliminary Stock Purchase Agreement and Share Exchange (the “Agreement”) with Natcom Marketing International, Inc., a privately held Puerto Rican based full-service marketing communications agency (“NMI”), and the NMI shareholders. The closing of the transaction was completed on July 10, 2006 (the “Acquisition Date”). On the Acquisition Date, Connected Media acquired all of the outstanding shares of NMI in exchange for a total of 300,507,663 shares or approximately 50% of Connected Media Technologies, Inc.'s issued and outstanding common stock. As additional consideration, on the Acquisition Date, Connected Media Technologies, Inc. reserved up to $250,000 of the funding received by Montgomery Equity Partners, LP for distribution to NMI to be used toward the acquisition of a majority interest in NewsProNet Interactive, LLC. On the Acquisition Date, Connected Media Technologies, Inc. also provided funding to NMI for the payment of certain outstanding debts, which included relief of the promissory note and accrued interest. Pursuant to the Agreement, on the Acquisition Date, NMI became a wholly-owned subsidiary of Connected Media Technologies, Inc.

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

Connected Media Technologies, Inc. and Subsidiaries
Unaudited Notes to Consolidated Financial Statements (continued)
March 31, 2007

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

For further information, refer to the audited consolidated financial statements and footnotes of the company for the year ending December 31, 2006 included in the company's Form 10-KSB .

Note 2 - Going Concern

As reflected in the accompanying unaudited consolidated financial statements, the Company has a net loss of $2,119,400 and net cash provided by operations of $826 for the three months ended March 31, 2007, and a working capital deficiency of $5,881,705, a stockholders' deficiency of $5,352,964 and an accumulated deficit of $19,188,259 at March 31, 2007.

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

The Company is dependent upon the ability to resolve its liquidity problems, principally by obtaining additional debt financing and/or equity capital. In July and August 2006, the Company obtained debt financing. In July 2006, Connected Media Technologies, Inc. acquired Natcom Marketing International Inc. pursuant to a reverse acquisition transaction.

Note 3 - Related Party Transactions

Accounts Receivable - Related Party

For the three months ended March 31, 2007, the Company recorded deferred revenue of $83,500 from progress invoices billed to a company owned by the Company’s Vice Chairman and principal shareholder. These invoices related to the performance of services which will be recognized as revenue in 2007 upon completion. At March 31, 2007, deferred revenue of $145,000 has been reflected on the accompanying consolidated balance sheet. At March 31, 2007, accounts receivable from progress invoices due from this same company owned by the Company’s Vice Chairman and principal shareholder amounted to $0 and a total of $23,182 was due from unrelated customers. There was no allowance recorded as of March 31, 2007.

Accounts Payable - Related Parties

At March 31, 2007, the Company had outstanding $77,365 of accounts payable to various related parties.

Connected Media Technologies, Inc. and Subsidiaries
Unaudited Notes to Consolidated Financial Statements (continued)
March 31, 2007

Notes Payable - Related party and Accrued Interest - Related Party

At March 31, 2007, the Company had a note payable to Irrevocable Trust Agreement Number III (“Trust III”) in the amount of $202,000. This note matured on December 9, 2006 pursuant to a Loan Extension Agreement dated January 31, 2006. In December 2006, the Company defaulted on the Line of Credit (see Note 4) and it was repaid to the bank with proceeds from the Certificate of Deposit held by Trust III (the “Guarantor”) in the amount of $250,000. Leigh M. Rothschild, a Director of the Company until January 30, 2007 (resignation date), is the primary beneficiary of Trust III. Accordingly, at March 31, 2007, the Company has notes payable outstanding to Trust III of $452,000. At March 31, 2007, the Company had accrued interest payable, related party of $21,024.

Other

The Company subleases office space, on a month-to-month basis, from National Communications, Inc., a company owned by the Company’s Vice Chairman and principal shareholder Robert Rodriguez. For the three months ended March 31, 2007 and 2006, rent expense paid to this related party amounted to $5,000 and $0, respectively, and is included in rent expense on the accompanying consolidated statement of operations.

Note 4 - Financing Arrangements

Convertible Debentures Payable

The convertible debenture liability is as follows at March 31, 2007:

Convertible debentures payable	$1,654,000
Less: unamortized discount on debentures	(367,817)
Convertible debentures, net	$1,286,183583

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

Connected Media Technologies, Inc. and Subsidiaries
Unaudited Notes to Consolidated Financial Statements (continued)
March 31, 2007

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

Pursuant to the terms of a Registration Rights Agreement, the Company is required to register the shares underlying the Convertible Debentures, as well as the shares to be issued pursuant to the Warrant within 60 days from the Closing Date of the Stock Purchase Agreement with NMI and is required to have the registration statement declared effective 90 days from the date of filing. In the event that the registration statement is not filed or declared effective within these time limits, the Company may be subject to liquidated damages in the amount of 2% of the entire funding amount per month and may be deemed in default of the operative agreements. Based on discussions with Montgomery and the subsequent loan modification Agreement, the Company did not accrue any liquidating damages as of March 31, 2007.

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

 During the three months ended March 31, 2007, amortization of debt issue costs was $7,655. The remaining balance of debt issue costs at March 31, 2007 was $3,430. The amortization of debt discounts for the three months ended March 31, 2007 was $343,600. The balance of the discount is $367,817 at March 31, 2007.

Connected Media Technologies, Inc. and Subsidiaries
Unaudited Notes to Consolidated Financial Statements (continued)
March 31, 2007

In 2006, the Company evaluated whether or not the secured convertible debentures contain embedded conversion options, which meet the definition of derivatives under SFAS 133 "Accounting for Derivative Instruments and Hedging Activities" and related interpretations. The Company concluded that since the secured convertible debentures had a variable conversion rate the Company could not guarantee it would have enough authorized shares pursuant to the criteria of EITF 00-19 and therefore the embedded conversion option must be accounted for as a derivative. In addition, all non-employee options or warrants must be classified as liabilities for the same reason. On acquisition date, the Company assumed an embedded conversion options liability of $1,248,189 and warrant liability relating to 8,200,000 warrants of $15,543.

At March 31, 2007, the Company revalued the embedded conversion option liability and warrants resulting in a loss on derivative liability of $1,431,747 primarily due to fluctuations in the Company's stock price. At March 31, 2007, the fair value of the embedded conversion option liability and warrant liability were estimated using the Black-Scholes option pricing model with the following assumptions: estimated volatility of 371%; risk-free interest rate ranging from 4.54% to 4.90%; estimated life of 1 year based on the remaining contractual life and no dividends. At March 31, 2007, the estimated fair value of the embedded conversion option liability and warrant liability was $2,849,043 and $12,253, respectively, and are reflected on the accompanying consolidated balance sheet.

On March 21, 2007, through a redemption date of September 2007, the Company entered into a Loan Modification Agreement effective February 2007 with Montgomery Equity Partner, Ltd. (“Montgomery”) pursuant to which the due date on outstanding promissory notes was extended to June 30, 2007 with interest accruing at 14%. The Agreement also provides that the Company may redeem the notes for a payment of $1 million with the convertible promissory note in the amount of $678,000 still remaining outstanding. Upon payment of the $1 million, Montgomery will release all liens and encumbrances it holds on the assets of the Company and will hold back for a period of 90 days from converting or selling and shares underlying the convertible note. Thereafter, Montgomery may convert and sell shares under the convertible notes in amount not to exceed $56,500 per calendar month. The conversion price changed to $0.01 per share and a discount on the conversion price will change to 60% of the lowest bid price of the Company’s common stock during the 10 days immediately preceding the conversion rate. Upon payment of the full Restated Redemption Price, the Company will issue to Montgomery a warrant to purchase 10% of the outstanding Secured Convertible Debentures and promissory notes on June 30, 2007 in shares of the Company’s common stock. The warrant will have an exercise price equal to one cent ($0.01). The warrant will have a seven year maturity date and demand Registration Rights. In addition, all currently outstanding warrants held by Montgomery are reset to a $.0001 exercise price on the modification date.

In December 2006, the FASB issued FSP EITF 00-19-2, "Accounting for Registration Payments" which was effective immediately. This FSP amends EITF 00-19 to require potential registration payment arrangements to be treated as a contingency pursuant to FASB Statement 5 rather than at fair value. We considered the effect of this standard on the above embedded conversion option and warrant classification as a liability and determined that the accounting would not have changed as a result of this standard; since the variable rate on the convertible debentures still cause derivative treatment. Therefore, there was no effect of implementing this standard.

On March 9, 2007, Montgomery converted $24,000 of the $718,000 convertible debenture issued to Montgomery on January 31, 2006 into an aggregate of 30,000,000 shares of common stock. The conversion price was $.0008 per share and the conversion reduced the principal amount of this debenture to $654,000.

Connected Media Technologies, Inc. and Subsidiaries
Unaudited Notes to Consolidated Financial Statements (continued)
March 31, 2007

Line of Credit

The Company entered into a transaction with a Bank pursuant to which the Company had access to a two hundred and fifty thousand dollar ($250,000) line of credit. In general, all or any portion of the $250,000 may be drawn down at any time, and must be repaid in full by October 25, 2006, with interest at prime plus 1.5%. In addition, each consecutive month, the Company must pay accrued interest on outstanding amounts owed. The Company used the line of credit for general working capital. The credit line was guaranteed by a stockholder and secured by a Certificate of Deposit owned by a director of the Company. On October 25, 2006, the $250,000 Line of Credit became due and payable in full. The Company did not repay the amount due on the due date. In March 2007, the Company received notice from the Bank that the amounts due under the line of credit had been assigned on December 5, 2006 to Irrevocable Trust Agreement Number III (See Note 3).

Loan Payable

The Company has a loan with a bank. The loan bears interest at 9.75%, is renewable annually, and is secured by accounts receivable. At March 31, 2007, the principal amount due under the loan amounted to $48,271.

The weighted average interest rate on the Company’s short-term obligation was approximately 9%.

Note 5 - Stockholders' Deficiency

Common Stock

On March 9, 2007, Montgomery converted $24,000 of the $718,000 convertible debenture issued to Montgomery on January 31, 2006 into an aggregate of 30,000,000 shares of common stock. The conversion price was $.0008 per share and the conversion reduced the principal amount of this debenture to $654,000.

Stock Options

On March 5, 2007, the Company granted an aggregate of 2,700,000 stock options to purchase 2,700,000 shares of the Company’s common stock at an exercise price of $.0014. The options expire on March 5, 2017. The Company valued these options at $3,780 utilizing the Black-Scholes option pricing model. The Company used the following assumptions for determining the fair value of options granted under the Black-Scholes option pricing model: expected volatility of 371% (based on historical volatility); expected term of 8 years; risk free interest rate of 4.54%; and a dividend yield of 0%. The Company uses historical data to estimate option exercise term and employee termination within the valuation model. The expected term of options granted represents the period of time that options granted are expected to be outstanding.

For the three months ended March 31, 2006, the Company recorded stock-based compensation of $5,713 pursuant to SFAS 123R which was based on vesting provisions.

At March 31, 2007, there was $57,443 of total unrecognized compensation expense related to non-vested option-based compensation arrangements under the Plan.

Connected Media Technologies, Inc. and Subsidiaries
Unaudited Notes to Consolidated Financial Statements (continued)
March 31, 2007

A summary of the status of the Company's outstanding stock options as of March 31, 2007 and changes during the period then ended are as follows:
	Number of Options	Weighted Average Exercise Price
Balance at December 31, 2006	32,100,000	$0.016
Granted	2,700,000	0.0014
Exercised	-	-
Forfeited	-	-
Balance at March 31, 2007	34,800,000	$0.015

Options exercisable at end of period	26,325,000	$0.018
Weighted average fair value of options granted during the period		$0.0014

The following table summarizes information about employee and consultants stock options outstanding at March 31, 2007:

Options Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding at March 31, 2007	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at March 31, 2007	Weighted Average Exercise Price
$ 0.02	21,000,000	1.50	$0.02	21,000,000	$0.02
$ 0.009	10,800,000	9.50	0.009	4,800,000	0.009
$ 0.0014	2,700,000	10.0	0.0014	225,000	0.0014
$ 0.04	300,000	1.00	0.04	300,000	0.04
	34,800,000		$0.015	26,325,000	$0.018

Common Stock Warrants

A summary of the status of the Company's outstanding stock warrants as of March 31, 2007 and changes during the period then ended are as follows:

	Number of Options	Weighted Average Exercise Price
Balance at December 31, 2006	8,200,000	$000 0.0003
Granted	-	-
Exercised	-	-
Forfeited	-	-
Balance at March 31, 2007	8,200,000	$0.0003

Warrants exercisable at end of period	8,200,000	$0.0003

Connected Media Technologies, Inc. and Subsidiaries
Unaudited Notes to Consolidated Financial Statements (continued)
March 31, 2007

The following table summarizes information about warrants outstanding at March 31, 2007:

Warrants Outstanding				Warrants Exercisable
Range of Exercise Price	Number Outstanding at March 31, 2007	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at March 31, 2007	Weighted Average Exercise Price
$ .0001	8,000,000	2	$.0001	8,000,000	$.0001
$ 0.01	200,000	2.01		200,000.01
	8,200,000		$.0003	8,200,000	$.0003

Note 6 - Commitments and Contingencies

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

Litigation

On March 23, 2007, the Company and its wholly-owned subsidiary Trust Licensing, Inc., were each served with a lawsuit from Irrevocable Trust Agreement Number III. The lawsuit was commenced in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida. The lawsuit relates to amounts claimed owed to Irrevocable Trust Agreement Number III in the approximate total principal amount of $500,000, and also seeks various interest, costs, and fees (see Note 3).

Connected Media Technologies, Inc. and Subsidiaries
Unaudited Notes to Consolidated Financial Statements (continued)
March 31, 2007

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

From time to time the Company may become subject to proceedings, lawsuits and unasserted claims in the ordinary course of business.  Such matters are subject to many uncertainties, and outcomes are not predictable with assurance.  As of the date of this report, we do not believe that any of these matters would be material to the Company’s financial condition or operation.

Item 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This quarterly report on Form 10-QSB, including this Management's Discussion and Analysis or Plan of Operations, contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933 and the Securities Exchange Act of 1934. These statements are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “continues,” “may,” variations of such words, and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our business and other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict.

Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason.

OUR BUSINESS

We are a sales and marketing company focused on digital media that offers a broad spectrum of digital services across current and emerging media platforms, including print, television, radio, Internet, CD, DVD and mobile devices such as mobile phones and PDAs. Our customers include companies, government agencies, advertising agencies, advertisers and content owners who seek to leverage opportunities in this age of “digital convergence.” Thanks to the advent of digital technology, different media platforms have converged causing many changes in the way entertainment content, advertising and marketing messages are delivered to their audience. Companies are faced with a fragmented marketplace, where consumers are reached through multiple channels and on multiple devices - from televisions and radios, to computers, game consoles, mobile phones, personal digital assistants (PDA's) and portable media players (such as the iPOD and other devices). We offer creative services, marketing communications, content creation and distribution, and technology to help our clients navigate through this “new media” landscape.

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

        Technology Licenses

Through the license agreement with Rothschild Trust Holdings. LLC  the Company is the exclusive licensee of United States Patent No. 6,101,534, "Interactive, Remote, Computer Interface System" (”534 Patent") and a second patent, "A Media Validation System", U.S. Patent No. 6,952,697. The company also has certain exclusive rights to several additional patent applications filed with the United States Patent and Trademark Office.

In general, the claims of the `534 patent relate to technology that allows multimedia content stored on a removable local media (including, but not limited to CD-ROM and DVD-ROM discs) to be "controlled" or "released" for access by the user by visiting a related website on the Internet.

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

We have an in-house sales staff, currently consisting of four employees that target customers in travel, advertising, cable television and broadcast media, training education, film, music and video.

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

We believe that if potential revenue streams materialize from our services and applications in a timely and meaningful fashion, it will enable us to increase shareholder value. However, we do not believe that cash flow from operations alone will be sufficient to fund our activities in the next 12 months. As of March 31, 2007, we had total assets of approximately $555,000 ($3,191 of which is cash), and total liabilities of approximately $5,908,000. As described below, we will need to obtain additional financing for us to both implement our plans and to continue as a going concern.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires us to make judgments, assumptions, and estimates that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Note 1 to the audited Consolidated Financial Statements included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2006 describes the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements. These critical accounting policies are affected significantly by judgments, assumptions, and estimates used in the preparation of the Consolidated Financial Statements and actual results could differ materially from the amounts reported based on these policies.

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

Content revenue - revenue sharing arrangements: When content is provided on a revenue sharing basis, the revenue is not determinable until the Company receives payment from the customer. Accordingly, revenue is recognized upon receipt of payment. There have been no revenue sharing revenues during the three months ended March 31, 2007.

Content revenue - barter arrangements: Revenue from barter transactions will be valued at the fair value of the goods provided or goods received whichever is more readily determinable and recognized upon delivery of the content by the Company. There have been no barter revenues during the three months ended March 31, 2007.

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

From time to time we may become subject to proceedings, lawsuits and unasserted claims in the ordinary course of business.  Such matters are subject to many uncertainties, and outcomes are not predictable with assurance.  As of the date of this report, we do not believe that any of these matters would be material to the Company's financial condition or operation.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2007 COMPARED TO THREE MONTHS ENDED MARCH 31, 2006

Revenue. Our net sales were $234,394 and $87,500 for the three months ended March 31, 2007 and 2006, respectively, an increase of $146,894 or 167.9%. This increase was primarily attributed to the acquisition of NPN Acquisition, Inc. in October 2006.

Cost of sales. For the three months ended March 31, 2007 and 2006, cost of sales amounted to $85,119 and $41,591, respectively, and included the cost of independent contractors and production costs.

Operating Expenses. Operating expenses for the three months ended March 31, 2007 was $419,115 compared to operating expenses of $34,006 for the same period in 2006, an increase of $385,109 or 1,132.5%. The increase in operating expenses results primarily from the following:

•
For the three months ended March 31, 2007, depreciation and amortization expense amounted to $39,100 as compared to $21,614 for the three months ended March 31, 2006, an increase of $17,486 or 81%. This increase was attributable to the amortization of approximately $16,875 on the intangible assets acquired in October 2006.

•
For the three months ended March 31, 2007, professional fees amounted to $36,029 as compared to $1,148 for the three months ended March 31, 2006, an increase of $34,881. This increase was attributable to an increase in legal fees associated with our financings, acquisition activities, and registration statements and an increase in accounting fees.

•
For the three months ended March 31, 2007, rent expense amounted to $14,000 as compared to $8,559 for the three months ended March 31, 2006, an increase of $5,441 or 63.6%. We sublease office space, on a month-to-month basis, from National Communications, Inc, a company owned by the Company's Vice Chairman and principal shareholder Robert Rodriguez. For the three months ended March 31, 2007, rent expense paid to this related party amounted to $5,000. Additional rent expense is related to space in Alpharetta, Georgia occupied by NPNAA.

•
For the three months ended March 31, 2007, payroll, contract service and stock-based compensation amounted to $244,998 as compared to $0 for the three months ended March 31, 2006, an increase of $244,998 or 100%. This increase was attributable to an increase in stock-based compensation of $5,713 related to the vesting of stock options and an increase in compensation due to our acquisitions.

•
For the three months ended March 31, 2007, other selling, general and administrative expenses amounted to $84,988 as compared to $2,685 for the three months ended March 31, 2006, an increase of $82,303 or 3,065%. This increase is due to our acquisitions.

Other expenses. For the three months ended March 31, 2007, other expenses amounted to $1,849,560 as compared to $6,409 for the three months ended March 31, 2006. For the three months ended March 31, 2007, we recorded a loss from the change in fair value of embedded conversion option liabilities of $1,505,423, a gain from the change in fair market value of warrant liability of $73,676, and interest expense of $417,813 related primarily to the amortization of debt discount and accrued interest on our debt financings. For the three months ended March 31, 2006, we recorded interest expense of $6,409 related to a loan.

Net Loss. Our net loss for the three months ended March 31, 2007 was $2,119,400 or $.00 per common share compared to net income of $5,494 or $0.00 per common share for the same period in 2006.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2007, we had $3,191 in cash. We have no other liquid assets, except for accounts receivable. We intend to finance our activities through use of the private and public debt and equity financing.

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

On January 31, 2006, prior to the reverse acquisition, Connected Media completed a financing agreement for $1,718,000 with Montgomery. The amount included the original principal amount of $718,000 previously funded pursuant to the April 2005 Note plus accrued interest and a 10% termination fee. Of the remaining $1,000,000 balance of the note, $400,000 was funded on January 31, 2006, $300,000 was funded on July 10, 2006 and an additional $300,000 was funded during October 2006. Under the terms of the agreement, we issued to Montgomery secured convertible debentures in the amount of $1,718,000. The convertible debentures have an interest rate of 14% and maturity dates of April 30, 2007, and are convertible into shares of our common stock at a conversion price equal to the lesser of (a) $0.04 or (b) seventy five percent (75%) of the lowest Closing Bid Price of the Common Stock, as quoted by Bloomberg, LP, of the ten (10) trading days immediately preceding the Conversion Date. The Conversion Price may be adjusted pursuant to the other terms of this Debenture. On November 3, 2006, Montgomery converted $40,000 of the $718,000 convertible debenture into an aggregate of 5,333,333 shares of common stock and on March 9, 2007, Montgomery converted $24,000 of the $718,000 convertible debenture into an aggregate of 30,000,000 shares of common stock.

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

On March 21, 2007, through ha redemption date of September 2007, we entered into a Loan Modification Agreement effective February, 2007 with Montgomery Equity Partner, Ltd. (“Montgomery”) pursuant to which the due date on outstanding promissory notes was extended to June 30, 2007 with interest accruing at 14%. The Agreement also provides that we may redeem the notes for a payment of $1 million with the convertible promissory note in the amount of $654,000 still remaining outstanding. Upon payment of the $1 million, Montgomery will release all liens and encumbrances it holds on the assets of the Company and will hold back for a period of 90 days from converting or selling and shares underlying the convertible note. Thereafter, Montgomery may convert and sell shares under the convertible notes in amount not to exceed $56,500 per calendar month. The conversion price changes to $0.01 per share and a discount on the conversion price will change to 60% of the lowest bid price of the Company’s common stock during the 10 days immediately preceding the conversion rate. Upon payment of the full Restated Redemption Price, the Company will issue to Montgomery a warrant to purchase 10% of the outstanding Secured Convertible Debentures on June 30, 2007 in shares of the Company’s common stock. The warrant will have an exercise price equal to one cent ($0.01). The warrant will have a seven year maturity date and demand Registration Rights. In addition, all currently outstanding warrants held by Montgomery are reset to a $.0001 exercise price on the modification date.

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

CAPITAL EXPENDITURES AND COMMITMENTS

We did not acquire a material amount of fixed assets during the period and currently do not plan to do so during fiscal 2007.

OFF-BALANCE SHEET ARRANGEMENTS

We do not currently have any off-balance sheet arrangements.

Recent Pronouncements

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. The adoption of this statement did not have a significant effect on our reported financial position or results of operations.

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

In September 2006, FASB issued SFAS 157 “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Management is currently evaluating the effect of this pronouncement on financial statements.

In December 2006, FASB Staff Position No. EITF 00-19-2,“Accounting for Registration Payment Arrangements,” was issued. The FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5,“Accounting for Contingencies.” The Company believes that its current accounting is consistent with the FSP. Accordingly, adoption of the FSP had no effect on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159,“The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115” , under which entities will now be permitted to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis. This Statement is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS 157. The Company is currently assessing the impact, if any, the adoption of SFAS 159 will have on its consolidated financial statements.

Item 3 CONTROLS AND PROCEDURES.

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

PART II  OTHER INFORMATION

Item 1 Legal Proceedings

On March 21, 2007, Rothschild Trust Holdings, LLC, the licensor of various patents to the Company, has alleged, among other things, that the Company's license to these patents has been terminated. The patents licensed to the Company were included in the License and Royalty Agreement, by and between Rothschild Trust Holdings, LLC and the Company, dated as of January 31, 2006, the licensor has now claimed all right, title and interest in the subject intellectual property and has further asserted that any subsequent use or sublicense of the subject intellectual property will constitute infringement. The Company disagrees with the licensor's assertions concerning the Company's rights in the intellectual property, and is currently evaluating its options with counsel with respect to the continued use of the subject intellectual property rights. The dispute relates, in part, to the parties' differing interpretations of the terms of the License and Royalty Agreement, and the subsequent actions and conduct between the parties relating thereto. Although the Company intends to assert its rights to the intellectual property, the patents do not represent a material portion of the Company's operating revenue.
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

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

Pursuant to the Loan Modification Agreement (the “Modification Agreement”) between the Company and Montgomery Equity Partners, Ltd. (“Montgomery”), the Company was required to retain a transfer agent recommended by Montgomery within five (5) business days of the execution of the Modification Agreement. The Company has not yet paid the required fees in connection with the changing of transfer agents, which may constitute an event of default under the Secured Convertible Debentures and the Modification Agreement.

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

On May 4, 2007, Mr. Jeffrey W. Sass, our CEO, resigned as CEO and as an employee of the Company effective immediately. He remains as a Director of the Company, and will be available as a consultant. The reason for the resignation was to pursue other opportunities that were available to him.

Item 6 Exhibits

        31.1 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification of Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Connected Media Technologies, Inc.

By: /s/ Isidro Gonzalez
Dated:	May 18, 2007	Isidro Gonzalez
President

By: /s/ Mark Mayo
Dated:	May 18, 2007	Mark Mayo
Chief Financial Officer
Chief Accounting Officer