Form 10QSB
period 2007-06-30
Connected Media Technologies, Inc.
filed 2007-09-12
CIK 1302135

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                   FORM 1O-QSB

                                   ----------

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE

                      QUARTERLY PERIOD ENDED JUNE 30, 2007

|_|   TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR 15(d)  OF THE  SECURITIES
____ to _______

               For the Transition Period From ________ to _______

                        Commission File Number 000-18689

                                   ----------

                       CONNECTED MEDIA TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)

                                   ----------

             Delaware                                     06-1238435
             --------                                     ----------
  (State or Other Jurisdiction                 (IRS Employer Identification No.)
of Incorporation or Organization)

                          80 SW 8th Street, Suite 2230
                                 Miami, FL 33130
                                 ---------------
                    (Address of Principal Executive Offices)

                                 (786) 425-0028
                                 --------------
                (Issuer's Telephone Number, Including Area Code)

                                       N/A
                                 --------------
          (Former Name or Former Address, if Changed Since Last Report)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or l5( d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or l5(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes |X| No |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.

Yes |_| No |X|

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,381,367,430 shares of common stock were outstanding as of August 24, 2007.

* This number excludes 15,241,223 shares that have been redeemed by the Company and held as treasury shares.

--------------------------------------------------------------------------------

               CONNECTED MEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES
                                   FORM 10QSB
                  FOR THE QUARTERLY PERIOD ENDING JUNE 30, 2007

PART I  FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements
          Consolidated Balance Sheet (Unaudited)                          3
          Consolidated Statements of Operations (Unaudited)               4
          Consolidated Statements of Cash Flows (Unaudited)               5
          Unaudited Notes to Consolidated Financial Statements            6 - 16

Item 2.   Management's Discussion and Analysis or Plan of Operations      17

Item 3.   Controls and Procedures                                         25

Part II OTHER INFORMATION

Item 1.   Legal Proceedings                                               26

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds     26

Item 3.   Defaults Upon Senior Securities                                 26

Item 4.   Submission of Matters to a Vote of Security Holders             26

Item 5.   Other Information                                               26

Item 6.   Exhibits                                                        27

Signatures                                                                28

--------------------------------------------------------------------------------

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements:

              CONNECTED MEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                           June 30, 2007 (Unaudited)

                                     ASSETS

CURRENT ASSETS:
    Cash                                                           $        847
    Accounts receivable                                                  32,615
    Accounts receivable  - related party                                 35,000
                                                                   ------------

        Total Current Assets                                             68,462
                                                                   ------------

PROPERTY AND EQUIPMENT - Net                                            231,394
                                                                   ------------

OTHER ASSETS
    Intangible assets, net                                               90,000
    Non-marketable securities, at cost                                  164,817
    Debt issue costs, net                                                10,150
                                                                   ------------

        Total Other Assets                                              264,967
                                                                   ------------

        Total Assets                                               $    564,823
                                                                   ============

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
    Convertible debentures payable,
      net of discount of $234,167                                  $  1,443,133
    Loan payable - bank                                                  38,271
    Due to related party                                                143,450
    Overdraft liability                                                  19,933
    Accounts payable                                                    229,601
    Accounts payable - related parties                                  262,990
    Accrued expenses                                                    120,478
    Accrued compensation - officer                                      329,741
    Accrued interest payable                                            266,502
    Accrued interest payable - related party                             28,044
    Deferred revenue - related party                                     35,000
    Notes payable - related party                                       452,000
    Warrant liability                                                     6,541
    Embedded conversion option liability                              4,359,160
                                                                   ------------

        Total Current Liabilities                                     7,734,844
                                                                   ------------

        Total Liabilities                                             7,734,844
                                                                   ------------

Commitments and contingencies (see Note 6)

STOCKHOLDERS' DEFICIENCY:
    Preferred stock ($0.0001 Par Value;
      10,000,000 shares authorized;  No
      shares issued and outstanding)                                         --
    Common Stock ($0.0001 Par Value;
      2,000,000,000 shares authorized;
      871,449,733 shares issued and
      856,208,510 shares outstanding)                                    87,145
    Additional paid-in capital                                       14,383,513
    Accumulated deficit                                             (21,240,854)
    Less: treasury stock (15,241,223
      common shares, at cost)                                          (399,825)
                                                                   ------------

      Total Stockholders' Deficiency                                 (7,170,021)
                                                                   ------------

      Total Liabilities and Stockholders'
        Deficiency                                                 $    564,823
                                                                   ============

     See accompanying unaudited notes to consolidated financial statements.

               CONNECTED MEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                              For the Three Months Ended               For the Six Months Ended
                                                                       June 30,                                June 30,
                                                          ---------------------------------       ---------------------------------
                                                              2007                2006                2007                2006
                                                          -------------       -------------       -------------       -------------
                                                           (Unaudited)         (Unaudited)         (Unaudited)         (Unaudited)
REVENUES:
   Net revenues                                           $     234,708       $      40,000       $     469,102       $      40,000
   Net revenues - related party                                  36,500                  --              36,500                  --
                                                          -------------       -------------       -------------       -------------

     Total Revenues                                             271,208              40,000             505,602              40,000

COST OF REVENUES                                                119,207               9,362             204,326               9,362
                                                          -------------       -------------       -------------       -------------

GROSS PROFIT                                                    152,001              30,638             301,276              30,638
                                                          -------------       -------------       -------------       -------------

OPERATING EXPENSES:
   Depreciation and amortization                                 39,100               1,306              78,200               2,532
   Bad debt                                                       2,700                  --               2,700                  --
   Professional fees                                             80,922              62,795             116,951              99,210
   Rent                                                          19,000                 482              33,000               1,220
   Payroll, contract services and
     stock-based compensation                                   158,938             122,909             403,936             562,342
   Other selling, general and
     administrative                                              10,998              43,494              95,986             333,898
                                                          -------------       -------------       -------------       -------------

     Total Operating Expenses                                   311,658             230,986             730,773             999,202
                                                          -------------       -------------       -------------       -------------

LOSS FROM OPERATIONS                                           (159,657)           (200,348)           (429,497)           (968,564)
                                                          -------------       -------------       -------------       -------------

OTHER INCOME (EXPENSES):
   Other income                                                      --                 616                  --                 616
   Gain on settlement and transfer
     of property with officer                                        --             450,577                  --             450,577
   Change in fair market value of
     embedded conversion option liability                    (1,623,243)            612,480          (3,128,666)           (351,797)
   Change in fair market value of
     warrant liability                                            5,712             622,480              79,388             142,276
   Interest expense - related party                              (7,020)                 --             (14,040)             (4,126)
   Interest expense                                            (268,387)           (231,366)           (679,180)           (411,940)
                                                          -------------       -------------       -------------       -------------

     Total Other Income (Expenses)                           (1,892,938)          1,454,787          (3,742,498)           (174,394)
                                                          -------------       -------------       -------------       -------------

NET (LOSS) INCOME                                         $  (2,052,595)      $   1,254,439       $  (4,171,995)      $  (1,142,958)
                                                          =============       =============       =============       =============

NET (LOSS) INCOME PER COMMON
   SHARE - Basic and Diluted                              $          --       $          --       $       (0.01)      $          --
                                                          =============       =============       =============       =============

WEIGHTED AVERAGE COMMON SHARES
   OUTSTANDING - Basic and Diluted                          683,242,243         291,066,443         658,996,815         292,639,980
                                                          =============       =============       =============       =============

     See accompanying unaudited notes to consolidated financial statements.

               CONNECTED MEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                       For the Six Months Ended
                                                                                                              June 30,
                                                                                                   --------------------------------
                                                                                                      2007                 2006
                                                                                                   -----------          -----------
                                                                                                   (Unaudited)          (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Loss                                                                                        $(4,171,995)         $(1,142,958)
   Adjustments to Reconcile Net Loss to Net Cash Flows
      Used in Operating Activities:
         Depreciation and amortization                                                                  78,200                2,533
         Amortization of discount on convertible notes payable                                         557,750              369,385
         Stock-based compensation                                                                       11,426              305,489
         Gain on settlement and transfer of property                                                        --             (450,577)
         Recognition of equity line commitment fee expense                                                  --              134,417
         Stock issued as restructuring fee                                                                  --               76,000
         Amortization of deferred compensation and consulting                                               --               14,460
         Amortization of stock options                                                                      --               38,273
         Amortization of debt issuance cost                                                                935               11,878
         Change in fair value of derivatives                                                         3,049,277              209,521
         (Increase) Decrease in:
            Accounts receivable                                                                         55,901                   --
            Accounts receivable - related party                                                          6,500                   --
            Accrued interest receivable - related party                                                     --                 (616)
            Prepaid expenses                                                                               503              (20,446)
         Increase (Decrease) in:
            Accounts payable                                                                          (114,484)             (12,849)
            Accounts payable - related parties                                                         213,433               18,557
            Accrued expenses                                                                            (2,183)              60,475
            Accrued compensation - officer                                                                 342              114,984
            Deferred revenue                                                                           (26,500)                  --
            Accrued interest payable                                                                   116,802                 (857)
            Accrued interest payable - related party                                                    14,040                4,007
                                                                                                   -----------          -----------

Net Cash Flows Used in Operating Activities                                                           (210,053)            (268,324)
                                                                                                   -----------          -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash overdraft                                                                                       16,425                   --
   Debt issued cost and lender fees                                                                    (10,500)             (85,950)
   Proceeds (Payments) on loans payable                                                                133,450              (50,000)
   Proceeds from convertible notes                                                                      70,000              400,000
   Proceeds from insurance financing                                                                        --               10,446
   Proceeds from line of credit                                                                             --                1,625
                                                                                                   -----------          -----------

Net Cash Flows Provided by Financing Activities                                                        209,375              276,121
                                                                                                   -----------          -----------

Net Increase (Decrease) in Cash                                                                           (678)               7,797

Cash - Beginning of Year                                                                                 1,525                1,408
                                                                                                   -----------          -----------

Cash - End of Period                                                                               $       847          $     9,205
                                                                                                   ===========          ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for:
   Interest                                                                                        $     3,692          $        --
                                                                                                   ===========          ===========
   Income Taxes                                                                                    $        --          $        --
                                                                                                   ===========          ===========

NON-CASH INVESTING AND FINANCING ACTIVITIES:

   Derivative liability reclassified to equity upon conversion of debt                             $   216,910          $        --
                                                                                                   ===========          ===========
   Common stock issued for debt conversion                                                         $    70,700          $        --
                                                                                                   ===========          ===========
   Reclassification of warrant fair value from equity to liability                                 $        --          $     3,365
                                                                                                   ===========          ===========
   Initial recording of debt discount                                                              $        --          $ 1,068,000
                                                                                                   ===========          ===========
   Restructuring of note, accrued interest and liquidated damages                                  $        --          $   718,000
                                                                                                   ===========          ===========

     See accompanying unaudited notes to consolidated financial statements.

               Connected Media Technologies, Inc. and Subsidiaries
              Unaudited Notes to Consolidated Financial Statements
                                  June 30, 2007

Note 1 - Nature of Operations and Basis of Presentation

(A) Nature of Business

On January 31, 2006, Connected Media Technologies, Inc., a Delaware publicly held corporation, ("Connected Media", "we", "us", "our" or the "Company") entered into a preliminary Stock Purchase Agreement and Share Exchange (the "Agreement") with Natcom Marketing International, Inc., a privately held Puerto Rican based full-service marketing communications agency ("NMI"), and the NMI shareholders. The closing of the transaction was completed on July 10, 2006 (the "Acquisition Date"). On the Acquisition Date, Connected Media acquired all of the outstanding shares of NMI in exchange for a total of 300,507,663 shares or approximately 50% of Connected Media's issued and outstanding common stock. As additional consideration, on the Acquisition Date, Connected Media Technologies, Inc. reserved up to $250,000 of the funding received by Montgomery Equity Partners, LP for distribution to NMI to be used toward the acquisition of a majority interest in NewsProNet Interactive, LLC. On the Acquisition Date, Connected Media also provided funding to NMI for the payment of certain outstanding debts, which included relief of the promissory note and accrued interest. Pursuant to the Agreement, on the Acquisition Date, NMI became a wholly owned subsidiary of Connected Media.

The transaction was accounted for as a reverse acquisition with NMI as the acquirer for accounting purposes using the purchase method of accounting since both Companies are considered operating entities and management of NMI has obtained control through (i) holding approximately a 50% interest with no other shareholder or group of shareholders holding equivalent rights; and (ii) Board control. Accordingly, the consolidated financial statements subsequent to the acquisition will consist of the balance sheet of NMI at historical cost, the balance sheet of Connected Media marked to fair value based on the purchase price, the historical operations of NMI and the operations of Connected Media Technologies from the acquisition date. The new consolidated entity is hereinafter referred to as the "Company."

On October 4, 2006, the Company's wholly-owned subsidiary, NPN Asset Acquisitions, Inc. ("NPNAA") entered into an Assignment Agreement (the "NBC Assignment") with NBC-NPN Holding, Inc. ("NBC") and NewsProNet Interactive, LLC ("NPN"), whereby NBC assigned approximately $2.365 million in secured debt (the "Secured Debt") against NPN to the Company's subsidiary NPNAA. As additional consideration for the assignment of the Secured Debt, the parties entered into a Securities Purchase Agreement whereby the Company issued 15,000,000 shares of Connected Media common stock to NBC. Also on October 4, 2006, the Company's subsidiary NPNAA entered into an Assignment Agreement with NPN (the "NPN Assignment"), pursuant to which NPNAA exercised certain security rights with the consent of NPN.

Connected Media is a sales and marketing company focused on digital media that offers a broad spectrum of services and solutions across current and emerging media platforms, including print, television, radio, Internet, CD, DVD and mobile devices such as mobile phones and personal digital assistants (PDAs). As a combined entity, the services the Company currently provide includes consulting, advertising, media selection and placement, sales promotion, direct marketing, collateral development, television production and placement, radio production and placement, point-of-sale displays, trade shows, barter programs, Internet site development, and patented technology solutions. NPNAA is an Atlanta based provider of converged media content solutions and interactive branding strategies for local broadcasters.

               Connected Media Technologies, Inc. and Subsidiaries
        Unaudited Notes to Consolidated Financial Statements (continued)
                                  June 30, 2007

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

For further information, refer to the audited consolidated financial statements and footnotes of the company for the year ending December 31, 2006, included in the Company's Form 10-KSB.

Note 2 - Going Concern

As reflected in the accompanying unaudited consolidated financial statements, the Company has a net loss of $4,171,995 and net cash used in operations of $210,053 for the six months ended June 30, 2007, and a working capital deficiency of $7,666,382, a stockholders' deficiency of $7,170,021 and an accumulated deficit of $21,240,854 at June 30, 2007.

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

The Company is dependent upon the ability to resolve its liquidity problems, principally by obtaining additional debt financing and/or equity capital. In May and August 2007, the Company obtained $70,000 and $65,000, respectively, in debt financing.

Note 3 - Related Party Transactions

Accounts Receivable - Related Party

At June 30, 2007, the Company has an accounts receivable from a company owned by the Company's Vice Chairman and principal shareholder amounting to $35,000. In connection with this receivable, the Company recorded deferred revenue of $35,000 from progress invoices billed to this related company relating to the performance of services which will be recognized as revenue upon completion. At June 30, 2007, deferred revenue of $35,000 has been reflected on the accompanying consolidated balance sheet.

               Connected Media Technologies, Inc. and Subsidiaries
        Unaudited Notes to Consolidated Financial Statements (continued)
                                  June 30, 2007

Accounts Payable - Related Parties

At June 30, 2007, the Company had $42,189 of accounts payable to National Communications, Inc., a company owned by the Company's Vice Chairman and principal shareholder Robert Rodriguez. Additionally, at June 30, 2007, the Company had $177,923 of accounts payable to a law firm related to the Company's former director/executive officer. Subsequent to the issuance of this report, the Company disengaged this related party as its corporate counsel.

At June 30, 2007, the Company had outstanding accounts payable to various related parties amounting to $42,878.

Due to Related Party

National Communications Inc., from time to time, provided advances to the Company for operating expenses. At June 30, 2007, the Company had a payable to National Communications Inc. amounting to $143,450. These advances are short-term in nature and non-interest bearing.

Notes Payable - Related party and Accrued Interest - Related Party

At June 30, 2007, the Company has a note payable to Irrevocable Trust Agreement Number III ("Trust III") in the amount of $452,000. This note matured on December 9, 2006 pursuant to a Loan Extension Agreement dated January 31, 2006. In December 2006, the Company defaulted on the Line of Credit (see Note 4) and it was repaid to the bank with proceeds from the Certificate of Deposit held by Trust III (the "Guarantor") in the amount of $250,000. Leigh M. Rothschild, a Director of the Company until January 30, 2007 (resignation date), is the primary beneficiary of Trust III. Accordingly, at June 30, 2007, the Company has notes payable outstanding to Trust III of $452,000 and accrued interest payable, related party of $28,044.

Other

The Company  subleases  office space, on a month-to-month  basis,  from National
Communications, Inc., a company owned by the Company's Vice Chairman and principal shareholder Robert Rodriguez. For the six months ended June 30, 2007 and 2006, rent expense to this related party amounted to $15,000 and $0, respectively, and is included in rent expense on the accompanying consolidated statement of operations.

For the six months ended June 30, 2007, the Company recorded revenue of $36,500 for the performance of services to National Communications, Inc., a company owned by the Company's Vice Chairman and principal shareholder. The amount was fully collected as of June 30, 2007.

The Company engaged McLaughlin & Stern, LLP a law firm whereby one of the partners is the father of a former director and executive officer. The Company had total expenses of $6,275 for legal fees to this related party for the six months ended June 30, 2007. The Company has used the services of the law firm to handle various transactions and general SEC related matters, including the preparation of annual and quarterly reports. Subsequent to June 30, 2007, this director resigned and the law firm was disengaged.

               Connected Media Technologies, Inc. and Subsidiaries
        Unaudited Notes to Consolidated Financial Statements (continued)
                                  June 30, 2007

Note 4 - Financing Arrangements

Convertible Debentures Payable

The convertible debenture liability is as follows at June 30, 2007:

Convertible debentures payable                                       $1,677,300
Less: unamortized discount on debentures                               (234,167)
                                                                     ----------
Convertible debentures, net                                          $1,443,133
                                                                     ==========

On July 10, 2006, in connection with the reverse acquisition, the Company assumed two secured convertible debentures with Montgomery Equity Partners, Ltd. ("Montgomery"). Under the terms of the financing agreement with Montgomery, the Company issued to Montgomery a secured convertible debenture in the amount of $718,000 as well as an additional secured convertible debenture in the amount of $400,000. Both convertible debentures have an interest rate of 14% and maturity dates of April 30, 2007, and are convertible into shares of the Company's common stock at a conversion price equal to the lesser of (a) $0.04 or (b) seventy five percent (75%) of the lowest Closing Bid Price of the Common Stock, as quoted by Bloomberg, LP, of the ten (10) trading days immediately preceding the Conversion Date. The Conversion Price may be adjusted pursuant to the other terms of this Debenture. The note was amended on June 28, 2007 with an amended conversion price equal to the lesser of (a) $0.01 or (b) sixty percent (60%) of the lowest Closing Bid Price of the Common Stock.

On July 13, 2006, in connection with the "Second Closing" contemplated by the Securities Purchase Agreement by and between the Company and Montgomery, the Company issued to Montgomery a secured convertible debenture in the amount of $300,000. The convertible debenture has an interest rate of 14% and a maturity date of October 14, 2007, and is convertible into shares of the Company's common stock at a conversion price equal to the lesser of (a) $0.016 or (b) seventy five percent (75%) of the lowest Closing Bid Price of the Common Stock, as quoted by Bloomberg, LP, of the ten (10) trading days immediately preceding the Conversion Date. The Conversion Price may be adjusted pursuant to the other terms of this Debenture. In addition, upon an "Event of Default" (as that term is defined in the debenture), the conversion price will permanently be reduced to $ 0.0001. In connection with the debt issuance on July 13, 2006, $32,250 was deducted from the gross proceeds of which $30,000 is being deferred as debt discount and amortized over the life of the convertible debentures. Other fees taken from the $300,000 in gross proceeds include $2,250 of structuring fees and related costs and fees, which are treated as debt issue costs and will be amortized to debt issue cost expense over the remaining life of the debenture.

On August 30, 2006, in connection with the "Third Closing" contemplated by the Securities Purchase Agreement by and between the Company and Montgomery, the Company issued to Montgomery a secured convertible debenture in the amount of $300,000. The convertible debenture has an interest rate of 14% and a maturity date of November 30, 2007, and is convertible into shares of the Company's common stock at a conversion price equal to the lesser of (a) $0.016 or (b) seventy five percent (75%) of the lowest Closing Bid Price of the Common Stock, as quoted by Bloomberg, LP, of the ten (10) trading days immediately preceding the Conversion Date. The Conversion Price may be adjusted pursuant to the other terms of this Debenture. In addition, upon an "Event of Default" (as that term is defined in the debenture), the conversion price will permanently be reduced to $ 0.0001.

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

               Connected Media Technologies, Inc. and Subsidiaries
        Unaudited Notes to Consolidated Financial Statements (continued)
                                  June 30, 2007

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

Pursuant to the terms of a Registration Rights Agreement, the Company is required to register the shares underlying the Convertible Debentures, as well as the shares to be issued pursuant to the Warrant within 60 days from the Closing Date of the Stock Purchase Agreement with NMI and is required to have the registration statement declared effective 90 days from the date of filing. In the event that the registration statement is not filed or declared effective within these time limits, the Company may be subject to liquidated damages in the amount of 2% of the entire funding amount per month and may be deemed in default of the operative agreements. Based on discussions with Montgomery and the subsequent loan modification Agreement, the Company did not accrue any liquidating damages as of June 30, 2007.

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

During the six months ended June 30, 2007, amortization of debt issue costs was $11,436. The remaining balance of debt issue costs at June 30, 2007 was $10,150. The amortization of debt discounts for the six months ended June 30, 2007, was $558,686. The balance of the discount is $234,167 at June 30, 2007.

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

On March 21, 2007, the Company entered into a Loan Modification Agreement effective February 2007, with Montgomery pursuant to which the due date on outstanding promissory notes was extended to June 30, 2007, with interest accruing at 14%. The Agreement also provides that the Company may redeem the notes for a payment of $1 million with the convertible promissory note in the amount of $678,000, still remaining outstanding as of June 30, 2007. Upon payment of the $1 million, Montgomery will release all liens and encumbrances it holds on the assets of the Company and will hold back for a period of 90 days from converting or selling and shares underlying the convertible note. Thereafter, Montgomery may convert and sell shares under the convertible notes in amount not to exceed $56,500 per calendar month. The conversion price changed to $0.01 per share and a discount on the conversion price will change to 60% of the lowest bid price of the Company's common stock during the 10 days immediately

               Connected Media Technologies, Inc. and Subsidiaries
        Unaudited Notes to Consolidated Financial Statements (continued)
                                  June 30, 2007

preceding the conversion rate. Upon payment of the full Restated Redemption Price, the Company will issue to Montgomery a warrant to purchase 10% of the outstanding Secured Convertible Debentures on June 30, 2007, in shares of the Company's common stock. The warrant will have an exercise price equal to one cent ($0.01). The warrant will have a seven year maturity date and demand Registration Rights. In addition, all currently outstanding warrants held by Montgomery are reset to a $.0001 exercise price on the modification date.

On May 15, 2007, in connection with the Securities Purchase Agreement by and between the Company and Cornell Capital Partners, the Company issued to Cornell Capital Partners a secured convertible debenture in the amount of $70,000. The convertible debenture has an interest rate of 18% and a maturity date of August 1, 2007, and is convertible into shares of the Company's common stock at a conversion price equal to the lesser of (a) $0.002 or (b) sixty percent (60%) of the lowest Closing Bid Price of the Common Stock, as quoted by Bloomberg, LP, of the ten (10) trading days immediately preceding the Conversion Date. The Conversion Price may be adjusted pursuant to the other terms of this Debenture. In addition, upon an "Event of Default" (as that term is defined in the debenture), the entire principal balance, accrued interest outstanding and all other obligation under the debenture is immediately due and payable; additionally, the default interest is accrued on the unpaid principal balance at 24% or the highest rate permitted by applicable law, if lower. In connection with the debt issuance on May 15, 2007, fees taken from the $70,000 in gross proceeds include $10,500 of structuring fees and related costs and fees paid to an affiliate of the lender, which are treated as debt discount and will be amortized to debt issue cost expense over the remaining life of the debenture.

On June 28, 2007, the Company entered into a Loan Extension Agreement with Montgomery and Cornell Capital Partners. Under the terms of the loan extension agreement, the maturity date of each debenture above was extended to August 22, 2007. The annual interest rate in the original notes remains unchanged. Additionally, the conversion price was amended such that each of the debentures is convertible into shares of the Company's common stock at a conversion price equal to the lesser of (a) $0.01 or (b) sixty percent (60%) of the lowest Closing Bid Price of the Common Stock, as quoted by Bloomberg, LP, of the ten
(10) trading days immediately preceding the Conversion Date.

At June 30, 2007, the Company revalued the embedded conversion option liability and warrants resulting in a loss on derivative liability of $3,128,666 and a gain on warrant liability of $79,388, primarily due to fluctuations in the Company's stock price. At June 30, 2007, the fair value of the embedded conversion option liability and warrant liability were estimated using the Black-Scholes option pricing model with the following assumptions: estimated volatility of 404%; risk-free interest rate ranging from 4.54% to 4.91%; estimated life of 1 year based on the remaining contractual life and no dividends. At June 30, 2007, the estimated fair value of the embedded conversion option liability and warrant liability was $4,359,160 and $6,541, respectively, and are reflected on the accompanying consolidated balance sheet.

In August 2007, the maturity date of the above loans was extended to November 30, 2007 (See Note 7).

On March 9, 2007, Montgomery converted $24,000 of the $718,000 convertible debenture issued to Montgomery on January 31, 2006, into an aggregate of 30,000,000 shares of common stock. The conversion price was $.0008 per share and the conversion reduced the principal amount of this debenture to $654,000.

On June 15, 2007, Montgomery converted $28,700 of the $718,000 convertible debenture issued to Montgomery on January 31, 2006 into an aggregate of 154,301,074 shares of common stock. The conversion price was $.000186 per share. On June 29, 2007, Montgomery converted $18,000 of the $718,000 convertible debenture issued to Montgomery on January 31, 2006 into an aggregate of 60,000,000 shares of common stock. The conversion price was $.0003 per share. The two conversions reduced the principal amount of this debenture to $607,300.

As a result of the conversions, the fair value of the embedded conversion option liability totaling $267,525 at the conversion date was reclassified to equity.

               Connected Media Technologies, Inc. and Subsidiaries
        Unaudited Notes to Consolidated Financial Statements (continued)
                                  June 30, 2007

Line of Credit

The Company entered into a transaction with a bank pursuant to which the Company had access to a two hundred fifty thousand dollar ($250,000) line of credit. In general, all or any portion of the $250,000 may be drawn down at any time, and must be repaid in full by October 25, 2006, with interest at prime plus 1.5%. In addition, each consecutive month, the Company must pay accrued interest on outstanding amounts owed. The Company used the line of credit for general working capital. The credit line was guaranteed by a stockholder and secured by a Certificate of Deposit owned by a director of the Company. On October 25, 2006, the $250,000 Line of Credit became due and payable in full. The Company did not repay the amount due on the due date. In March 2007, the Company received notice from the bank that the amounts due under the line of credit had been assigned on December 5, 2006, to Irrevocable Trust Agreement Number III (See Note 3).

Loan Payable

The Company has a loan with a bank. The loan bears interest at 9.75%, is renewable annually, and is secured by accounts receivable. At June 30, 2007, the principal amount due under the loan amounted to $38,271. During the six months ended June 30, 2007, National Communications, Inc., a company owned by the Company's Vice Chairman and principal shareholder paid down $10,000 of the bank loan and the paid down amount was recorded in due to related party.

The weighted average interest rate on the Company's short-term obligation was approximately 9%.

Note 5 - Stockholders' Deficiency

Common Stock

On March 9, 2007, Montgomery converted $24,000 of the $718,000 convertible debenture issued to Montgomery on January 31, 2006 into an aggregate of 30,000,000 shares of common stock. On June 15, 2007, Montgomery converted $28,700 of the remaining principal of the $718,000 convertible debenture issued to Montgomery on January 31, 2006, into an aggregate of 154,301,074 shares of common stock. On June 29, 2007, Montgomery converted an additional $18,000 of the remaining principal of the $718,000 convertible debenture issued to Montgomery on January 31, 2006, into an aggregate of 60,000,000 shares of common stock. The conversions reduced the principal amount of this debenture to $607,300.

Stock Options

On March 5, 2007, the Company granted an aggregate of 2,700,000 stock options to purchase 2,700,000 shares of the Company's common stock to employees and consultants at an exercise price of $.0014. The options expire on March 5, 2017. The Company valued these options at $3,780 utilizing the Black-Scholes option pricing model. The Company used the following assumptions for determining the fair value of options granted under the Black-Scholes option pricing model: expected volatility of 371% (based on historical volatility); expected term of 8 years; risk free interest rate of 4.54%; and a dividend yield of 0%. The Company uses historical data to estimate option exercise term and employee termination within the valuation model. The expected term of options granted represents the period of time that options granted are expected to be outstanding.

For the six months ended June 30, 2007, the Company recorded stock-based compensation related to stock options of $11,426 pursuant to SFAS 123R which was based on vesting provisions.

At June 30, 2007, there was $51,730 of total unrecognized compensation expense related to non-vested option-based compensation arrangements.

               Connected Media Technologies, Inc. and Subsidiaries
        Unaudited Notes to Consolidated Financial Statements (continued)
                                  June 30, 2007

A summary of the status of the Company's outstanding stock options as of June 30, 2007, and changes during the period then ended are as follows:

                                                  Number of     Weighted Average
                                                   Options       Exercise Price
                                                  ----------    ----------------
Balance at December 31, 2006                      32,100,000        $ 0.016
Granted                                            2,700,000         0.0014
Exercised                                                 --             --
Forfeited                                                 --             --
                                                  ----------        -------
Balance at June 30, 2007                          34,800,000        $ 0.015
                                                  ==========        =======

Options exercisable at end of period              26,325,000        $ 0.018
                                                  ==========        =======
                                                                    $0.0014

Weighted average fair value of options granted during the period

The following table summarizes information about employee and consultants stock options outstanding at June 30, 2007:

                   Options Outstanding                         Options Exercisable
---------------------------------------------------------   -------------------------
                                    Weighted
                                    Average      Weighted                    Weighted
                     Number        Remaining      Average      Number         Average
   Range of      Outstanding at   Contractual    Exercise   Exercisable at   Exercise
Exercise Price   June 30, 2007    Life (Years)     Price    June 30, 2007      Price
--------------   --------------   ------------   --------   --------------   --------
   $  0.02         21,000,000         1.25        $  0.02     21,000,000      $  0.02
   $ 0.009         10,800,000         9.25          0.009      5,400,000        0.009
   $0.0014          2,700,000         9.75         0.0014        337,500       0.0014
   $  0.04            300,000         0.75           0.04        300,000         0.04
                   ----------                     -------     ----------      -------
                   34,800,000                     $ 0.015     27,037,500      $ 0.018
                   ==========                     =======     ==========      =======

Common Stock Warrants

A summary of the status of the Company's outstanding stock warrants as of June 30, 2007, and changes during the period then ended are as follows:

                                                  Number of     Weighted Average
                                                   Options       Exercise Price
                                                  ---------     ----------------
Balance at December 31, 2006                      8,200,000         $0.0003
Granted                                                  --              --
Exercised                                                --              --
Forfeited                                                --              --
                                                  ---------         -------
Balance at June 30, 2007                          8,200,000         $0.0003
                                                  =========         =======

Warrants exercisable at end of period             8,200,000         $0.0003
                                                  =========         =======

               Connected Media Technologies, Inc. and Subsidiaries
        Unaudited Notes to Consolidated Financial Statements (continued)
                                  June 30, 2007

The following table summarizes information about warrants outstanding at June 30, 2007:

                  Warrants Outstanding                        Warrants Exercisable
---------------------------------------------------------   -------------------------
                                    Weighted
                                    Average      Weighted                    Weighted
                     Number        Remaining      Average      Number         Average
   Range of      Outstanding at   Contractual    Exercise   Exercisable at   Exercise
Exercise Price   June 30, 2007    Life (Years)     Price    June 30, 2007      Price
--------------   --------------   ------------   --------   --------------   --------
    $.0001         8,000,000          1.75        $.0001      8,000,000       $.0001
    $ 0.01           200,000          1.75           .01        200,000          .01
                   ---------                      ------      ---------       ------
                   8,200,000                      $.0003      8,200,000       $.0003
                   =========                      ======      =========       ======

Note 6 - Commitments and Contingencies

Agreements with Rothschild Trust Holdings, LLC

On January 31, 2006, Connected Media entered into a Purchase and Sale Agreement with Rothschild Trust Holdings, LLC (the "Trust" or "RTH"), a related party, for the sale of certain issued and pending patents in exchange for the return of 13,241,223 shares of Connected Media's common stock held by the Trust (the
"Shares"). As additional consideration, the Trust granted Connected Media a license to use the patents pursuant to the terms of a License and Royalty Agreement, which grants Connected Media a twelve-month right of election to license the patents. If Connected Media exercises the right of election, the Trust shall grant Connected Media a two-year exclusive license for the use of the patents that is renewable subject to performance, and the Trust shall receive 10% royalties on all gross receipts as defined in the License and Royalty Agreement.

On January 31, 2006, Connected Media, the Trust, Montgomery, and David Gonzalez, as the Escrow Agent, entered into an Escrow Agreement, whereby the Trust agreed to place the 13,241,223 shares that were returned to Connected Media and Connected Media agreed to deposit royalties otherwise payable to the Trust into an escrow account held by the Escrow Agent until such time as royalties of $690,000 have been deposited into the escrow account or until Montgomery has been repaid and/or converted $690,000 of the Convertible Debentures. At such time, the Trust shall have 30 days to replace the Shares with $728,267, which shall be distributed to the Company in exchange for the Shares; otherwise, the Escrow Agent shall release the Shares to the Company and the royalties to the Trust.

Litigation

On March 23, 2007, the Company and its wholly owned subsidiary Trust Licensing, Inc., were each served with a lawsuit from Irrevocable Trust Agreement Number
III. The lawsuit was commenced in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida. The lawsuit relates to amounts claimed owed to Irrevocable Trust Agreement Number III in the approximate total principal amount of $500,000, and also seeks various interest, costs, and fees (see Note
3). These amounts are in dispute and the case is scheduled for trial on November 26, 2007.

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

               Connected Media Technologies, Inc. and Subsidiaries
        Unaudited Notes to Consolidated Financial Statements (continued)
                                  June 30, 2007

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

Note 7 - Subsequent Events

In July 2007, Montgomery converted $59,500 of the $718,000 convertible debenture issued to Montgomery on January 31, 2006, into an aggregate of 184,973,684, shares of common stock.

In August 2007, Montgomery converted $34,400 of the $718,000 convertible debenture issued to Montgomery on January 31, 2006, into an aggregate of 233,842,672 shares of common stock.

On July 30, 2007, Connected Media issued a promissory note in the principal amount of $336,611 (the "First Promissory Note") (to be amended and corrected to $286,611) in the name of Roma Financial Services, Inc. ("Roma"), a related party company owned by the Company's Vice Chairman and principal shareholder Robert Rodriguez. The First Promissory Note accrues interest at 14% per annum with all principal and accrued interest payable in full on the earlier to occur of: (i) the Company receiving a bridge loan or equity investment with net proceeds to the Company of at least $1 million or (ii) August 31, 2008. In general, the Company agrees to utilize payments received from its customers to repay the amounts outstanding under this promissory note. The First Promissory Note is subordinated only to the notes of YA Global. Additionally, at any and all times that amounts are outstanding under this note, borrower shall grant to lender a non-exclusive license to utilize, market, sell products and/or services based upon any and all intellectual property owned or licensed by borrower, subject to mutually agreed upon terms and conditions, including the payment of royalties to borrower which borrower agrees to utilize for the repayment of the indebtedness represented by the note. If borrower is unable to repay any amounts owed under the note when due, lender may, at its option, offset such amounts with payments due to borrower under the above mentioned license. In addition, the Company agreed to pay Roma half of the interest rate due, equal to seven percent (7%), every month starting October 1, 2007 and every month thereafter. The balance of the interest rate due, equal to seven percent (7%), will be accrued and added to amounts owed under the promissory note. As part of the principal owed under the First Promissory Note, Roma will pay-off (i) all current liabilities that the Company has with National Communications Ltd. and (ii) the balance owed to United Bank. At closing, approximately $198,810 was used to pay off all current liabilities the Company had with National Communications Ltd., approximately $50,000 was used to pay off the United Bank loan, $7,500 was used to prepay three months of rent for its office spaces leased from National Communications Ltd., $5,301 was used to prepay interest expense related to this note and $25,000 was reduced from the gross proceeds as a loan fee and expensed immediately.

On August 9, 2007, the Company issued a promissory note in the principal amount of $100,000 (the "Second Promissory Note") in the name of Roma. The Second Promissory Note accrues interest at a rate equal to ten percent (10%) per annum, with all principal and accrued interest due thereunder payable in full at the time receivables pertaining to the advances have been paid to the Company. The Second Promissory Note states that it evidences a line of credit arrangement between the Company and Roma. Roma agrees to provide a line of credit collateralized by the Company and its wholly-owned subsidiary, Newsponet Asset Acquisition, Inc. receivables. The term of the Second Promissory Note is through December 31, 2008 or at the time that either the Company or Roma cancels. Upon cancellation by either party, all amounts owed to Roma under the Second Promissory Note must be paid in full.

On August 15, 2007, the Company entered into an Amendment to Loan Extension Agreement with Montgomery and YA Global Investments, L.P. (f/k/a Cornell Capital Partners, L.P.) ("YA Global"), amending that the Loan Extension Agreement dated June 28, 2007, by the Company, Montgomery and YA Global, with respect to extending the maturity date of previously issued debentures to November 30, 2007.

               Connected Media Technologies, Inc. and Subsidiaries
        Unaudited Notes to Consolidated Financial Statements (continued)
                                  June 30, 2007

On August 15, 2007, the Company entered into an Agreement with YA Global pursuant to which the Company issued a secured convertible debenture in the principal amount of $65,000 (the "Convertible Debenture"). The Company paid $8,000 in fees to an affiliate of the lender to be treated as a debt discount and amortized over the loan term. The Convertible Debenture is due April 13, 2009 and accrues interest at an annual rate equal to eighteen percent (18%). The Convertible Debenture is convertible into shares of the Company's common stock at a price per share equal to the lesser of (i) $0.01 or (ii) an amount equal to sixty percent (60%) of the lowest closing bid price of the common stock for the ten (10) trading days immediately preceding a conversion date. The Convertible Debenture is secured by a security interest in all of the assets of the Company pursuant to that certain Amended and Restated Security Agreement dated January 31, 2006, by and between the Company and YA Global.

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

OUR BUSINESS

      We are a sales and marketing company focused on digital media that offers a broad spectrum of digital services across current and emerging media platforms, including print, television, radio, Internet, CD, DVD and mobile devices such as mobile phones and PDAs. Our customers include companies, government agencies, advertising agencies, advertisers and content owners who seek to leverage opportunities in this age of "digital convergence." Thanks to the advent of digital technology, different media platforms have converged causing many changes in the way entertainment content, advertising and marketing messages are delivered to their audience. Companies are faced with a fragmented marketplace, where consumers are reached through multiple channels and on multiple devices - from televisions and radios, to computers, game consoles, mobile phones, personal digital assistants (PDA's) and portable media players (such as the iPOD and other devices). We offer creative services, marketing communications, content creation and distribution, and technology to help our clients navigate through this "new media" landscape.

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

      Technology Licenses

      Through the license agreement with Rothschild Trust Holdings, LLC., ("RTH") the Company is the exclusive licensee of United States Patent No. 6,101,534, "Interactive, Remote, Computer Interface System" ("'534 Patent") and a second patent, "A Media Validation System", U.S. Patent No. 6,952,697. The company also has certain exclusive rights to several additional patent applications filed with the United States Patent and Trademark Office.

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

      We believe that if potential revenue streams materialize from our services and applications in a timely and meaningful fashion, it will enable us to increase shareholder value. However, we do not believe that cash flow from operations alone will be sufficient to fund our activities in the next 12 months. As of June 30, 2007, we had total assets of approximately $530,000 ($847 of which is cash), and total liabilities of approximately $7,591,000. As described below, we will need to obtain additional financing for us to both implement our plans and to continue as a going concern.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

      The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires us to make judgments, assumptions, and estimates that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Note 1 to the audited Consolidated Financial Statements included in the Company's annual report on Form 10-KSB for the year ended December 31, 2006 describe the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements. These critical accounting policies are affected significantly by judgments, assumptions, and estimates used in the preparation of the Consolidated Financial Statements and actual results could differ materially from the amounts reported based on these policies.

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

Content revenue - revenue sharing arrangements: When content is provided on a revenue sharing basis, the revenue is not determinable until the Company receives payment from the customer. Accordingly, revenue is recognized upon receipt of payment. There has been no revenue sharing revenues during the six months ended June 30, 2007.

Content revenue - barter arrangements: Revenue from barter transactions will be valued at the fair value of the goods provided or goods received whichever is more readily determinable and recognized upon delivery of the content by the Company. There have been no barter revenues during the six months ended June 30, 2007.

Digital media services revenue: The Company creates and distributes digital marketing content and advertising services on a project basis. Revenue is recognized when projects are completed and made available to the customer for unconditional use.

Impairment of Long-Lived Assets. Our long-lived assets consist of patents (having a fair value of zero for GAAP purposes) a video content library and equipment. We review long-lived assets and certain identifiable assets related to those assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recoverable. If the undiscounted future cash flows of the long-lived assets are less that the carrying amount, their carrying amount is reduced to fair value and an impairment loss is recognized. On July 10, 2006 (the "Acquisition Date"), we acquired all of the outstanding shares of NMI in exchange for a total 300,507,663 or approximately 50% of the issued and outstanding shares of the Company's common stock. Pursuant to the Agreement, on the Acquisition Date, NMI became a wholly-owned subsidiary of Connected Media Technologies, Inc.

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

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2007 COMPARED TO SIX MONTHS ENDED JUNE 30, 2006

Revenue. Our net sales were $505,602 and $40,000 for the six months ended June 30, 2007 and 2006, respectively, an increase of $465,602 or 1164%. This increase was primarily attributed to the acquisition of NPN Acquisition, Inc. in October 2006.

Cost of sales. For the six months ended June 30, 2007 and 2006, cost of sales amounted to $204,326 and $9,362, respectively, and included the cost of independent contractors and production costs.

Operating Expenses. Operating expenses for the six months ended June 30, 2007 were $730,773 compared to operating expenses of $999,202 for the same period in 2006, a decrease of $268,429 or 26.86%. The decrease in operating expenses results primarily from the following:

      o For the six months ended June 30, 2007, depreciation and amortization expense amounted to $78,200 as compared to $2,532 for the six months ended June 30, 2006, an increase of $75,688 or 2988.47%. This increase was primarily attributable to the amortization of $33,750 on the intangible assets acquired in October 2006 and depreciation on the fixed assets acquired in connection with NMI acquisition in July 2006.

      o For the six months ended June 30, 2007, professional fees amounted to $116,951 as compared to $99,210 for the six months ended June 30, 2006, an increase of $17,741. This increase was attributable to an increase in legal fees associated with our financings, acquisition activities, and registration statements and an increase in accounting fees.

      o For the six months ended June 30, 2007, rent expense amounted to $33,000 as compared to $1,220 for the six months ended June 30, 2006, an increase of $31,780 or 2605%. We sublease office space, on a month-to-month basis, from National Communications, Inc, a company owned by the Company's Vice Chairman and principal shareholder
            Robert Rodriguez. For the six months ended June 30, 2007, rent expense paid to this related party amounted to $15,000. Additional rent expense is related to space in Alpharetta, Georgia occupied by NPNAA.

      o For the six months ended June 30, 2007, payroll, contract service and stock-based compensation amounted to $403,936 as compared to $562,342 for the six months ended June 30, 2006, a decrease of $158,406 or 28.17%. This decrease was attributable to a decrease in stock-based compensation related to the vesting of stock options and offset by an increase in compensation due to our prior acquisitions.

      o For the six months ended June 30, 2007, other selling, general and administrative expenses amounted to $95,986 as compared to $333,898 for the six months ended June 30, 2006, a decrease of $237,912 or 71.25%. This decrease is due to no acquisitions in the six months ended June 30, 2007.

      Other expenses. For the six months ended June 30, 2007, other expenses amounted to $3,742,498 as compared to $174,394 for the six months ended June 30, 2006. For the six months ended June 30, 2007, we recorded a loss from the change in fair value of embedded conversion option liabilities of $3,128,666, a gain from the change in fair market value of warrant liability of $79,388, and interest expense of $679,180 related primarily to the amortization of debt discount and accrued interest on our debt financings. Additionally, for the six months ended June 30, 2007, we recorded interest expense of $ 14,040 related to a related party loan.

      Net Loss. Our net loss for the six months ended June 30, 2007 was $4,171,995 or $0.01 per common share compared to $1,142,958 or $0.00 per common share for the same period in 2006.

LIQUIDITY AND CAPITAL RESOURCES

      At June 30, 2007, we had minimal cash. We have no other liquid assets, except for accounts receivable. We intend to finance our activities through use of the private and public debt and equity financing.

      Prior to the January 2006 Montgomery transaction (described below) and May and August 2007 funding, Connected Media financed their activities primarily through a prior loan from Montgomery Equity Partners and loans from, and loans secured by, related parties.

      Our cash requirements for the next twelve months are approximately $2.5 million, including requirements for working capital (estimated to be approximately $1.1 million), research and development (estimated to be approximately $100,000), personnel additions (estimated to be approximately $300,000), licensing activities (estimated to be approximately $100,000) and debt service and repayment (estimated to be approximately $900,000). The Company expects to obtain the necessary funds during the course of the twelve-month period and will manage its activities accordingly. However, no assurance can be given that the Company will be successful in its fundraising activities. In the event that the Company is not successful, the Company may have to curtail its business operations.

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

      On January 31, 2006, prior to the reverse acquisition, Connected Media completed a financing agreement for $1,718,000 with Montgomery. The amount included the original principal amount of $718,000 previously funded pursuant to the April 2005 Note plus accrued interest and a 10% termination fee. Of the remaining $1,000,000 balance of the note, $400,000 was funded on January 31, 2006, $300,000 was funded on July 10, 2006 and an additional $300,000 was funded during October 2006. Under the terms of the agreement, we issued to Montgomery secured convertible debentures in the amount of $1,718,000. The convertible debentures have an interest rate of 14% and maturity dates of April 30, 2007, and are convertible into shares of our common stock at a conversion price equal to the lesser of (a) $0.04 or (b) seventy five percent (75%) of the lowest Closing Bid Price of the Common Stock, as quoted by Bloomberg, LP, of the ten
(10) trading days immediately preceding the Conversion Date. The conversion price may be adjusted pursuant to the other terms of this debenture. On November 3, 2006, Montgomery converted $40,000 of the $718,000 convertible debenture into an aggregate of 5,333,333 shares of common stock and on March 9, 2007, Montgomery converted $24,000 of the $718,000 convertible debenture into an aggregate of 30,000,000 shares of common stock. On June 15, 2007, Montgomery converted $28,700 of the remaining principal of the $718,000 convertible debenture issued to Montgomery on January 31, 2006 into an aggregate of 154,301,074 shares of common stock. The conversion price was $.000186 per share. On June 29, 2007, Montgomery converted $18,000 of the remaining principal of the $718,000 convertible debenture issued to Montgomery on January 31, 2006 into an aggregate of 60,000,000 shares of common stock.

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

      On March 21, 2007, we entered into a Loan Modification Agreement effective February 2007, with Montgomery pursuant to which the due date on outstanding promissory notes was extended to June 30, 2007, with interest accruing at 14%. The Agreement also provides that we may redeem the notes for a payment of $1 million with the convertible promissory note in the amount of $607,300 still remaining outstanding as of June 30, 2007. Upon payment of the $1 million, Montgomery will release all liens and encumbrances it holds on the assets of the Company and will hold back for a period of 90 days from converting or selling and shares underlying the convertible note. Thereafter, Montgomery may convert and sell shares under the convertible notes in amount not to exceed $56,500 per calendar month. The conversion price changes to $0.01 per share and a discount on the conversion price will change to 60% of the lowest bid price of the Company's common stock during the 10 days immediately preceding the conversion rate. Upon payment of the full-restated redemption price, the Company will issue to Montgomery a warrant to purchase 10% of the outstanding secured convertible debentures on June 30, 2007, in shares of the Company's common stock.

      In July 2007, Montgomery converted $59,500 of the $718,000 convertible debenture issued to Montgomery on January 31, 2006 into an aggregate of 184,973,684, shares of common stock. In August 2007, Montgomery converted $34,400 of the $718,000 convertible debenture issued to Montgomery on January 31, 2006 into an aggregate of 233,842,672 shares of common stock.

      The warrant will have an exercise price equal to one cent ($0.01). The warrant will have a seven-year maturity date and demand registration rights. In addition, all currently outstanding warrants held by Montgomery are reset to a $.0001 exercise price on the modification date.

      On May 15, 2007, in connection with the Securities Purchase Agreement by and between the Company and Cornell Capital Partners, the Company issued to Cornell Capital Partners a secured convertible debenture in the amount of $70,000. The convertible debenture has an interest rate of 18% and a maturity date of August 1, 2007, and is convertible into shares of the Company's common stock at a conversion price equal to the lesser of (a) $0.002 or (b) sixty percent (60%) of the lowest Closing Bid Price of the Common Stock, as quoted by Bloomberg, LP, of the ten (10) trading days immediately preceding the Conversion Date. The Conversion Price may be adjusted pursuant to the other terms of this Debenture. In addition, upon an "Event of Default" (as that term is defined in the debenture), the entire principal balance, accrued interest outstanding and all other obligation under the debenture is immediately due and payable; additionally, the default interest is accrued on the unpaid principal balance at 24% or the highest rate permitted by applicable law, if lower. In connection with the debt issuance on May 15, 2007, fees taken from the $70,000 in gross proceeds include $10,500 of structuring fees and related costs and fees paid to an affiliate of the lender, which are treated as debt discount and will be amortized to debt issue cost expense over the remaining life of the debenture.

      On June 28, 2007, we entered into a Loan Extension Agreement with Montgomery and Cornell Capital Partners. Under the terms of the loan extension agreement, the maturity date of each debenture above is extended to August 22, 2007.

      On August 15, 2007, we entered into an Amendment to Loan Extension Agreement with Montgomery and YA Global Investments, L.P. (f/k/a Cornell Capital Partners, L.P.) ("YA Global"), amending that the Loan Extension Agreement dated June 28, 2007, by us, Montgomery and YA Global, with respect to extending the maturity date of previously issued debentures to November 30, 2007.

      On July 30, 2007, we issued a promissory note in the principal amount of $336,611 (the "First Promissory Note") (to be amended and corrected to $286,611) in the name of Roma Financial Services, Inc. ("Roma"), a related party company owned by the Company's Vice Chairman and principal shareholder Robert Rodriguez. The First Promissory Note accrues interest at 14% per annum with all principal and accrued interest payable in full on the earlier to occur of: (i) the Company receiving a bridge loan or equity investment with net proceeds to the Company of at least $1 million or (ii) August 31, 2008. In general, the Company agrees to utilize payments received from its customers to repay the amounts outstanding under this promissory note. The First Promissory Note is subordinated only to the notes of YA Global. Additionally, at any and all times that amounts are outstanding under this note, borrower shall grant to lender a non-exclusive license to utilize, market, sell products and/or services based upon any and all intellectual property owned or licensed by borrower, subject to mutually agreed upon terms and conditions, including the payment of royalties to borrower which borrower agrees to utilize for the repayment of the indebtedness represented by the note. If borrower is unable to repay any amounts owed under the note when due, lender may, at its option, offset such amounts with payments due to borrower under the above mentioned license. In addition, the Company agreed to pay Roma half of the interest rate due, equal to seven percent (7%), every month starting October 1, 2007 and every month thereafter. The balance of the interest rate due, equal to seven percent (7%), will be accrued and added to amounts owed under the promissory note. As part of the principal owed under the First Promissory Note, Roma will pay-off (i) all current liabilities that the Company has with National Communications Ltd. and (ii) the balance owed to United Bank. At closing, approximately $198,810 was used to paid off all current liabilities the Company had with National Communications Ltd., approximately $50,000 was used to pay off the United Bank loan, $7,500 was used to prepay three months of rent for its office spaces leased from National Communications Ltd., $5,301 was used to prepay interest expense related to this note and $25,000 was reduced from the gross proceeds as a loan fee and expensed immediately.

On August 9, 2007, we issued a promissory note in the principal amount of $100,000 (the "Second Promissory Note") in the name of Roma. The Second Promissory Note accrues interest at a rate equal to ten percent (10%) per annum, with all principal and accrued interest due thereunder payable in full at the time receivables pertaining to the advances have been paid to the Company. The Second Promissory Note states that it evidences a line of credit arrangement between we and Roma. Roma agrees to provide a line of credit collateralized by we and its subsidiary, Newsponet Asset Acquisition, Inc. receivables. The term of the Second Promissory Note is through December 31, 2008 or at the time that either we or Roma cancels. Upon cancellation by either party, all amounts owed to Roma under the Second Promissory Note must be paid in full.

      On August 15, 2007, the Company entered into an Agreement with YA Global pursuant to which the Company issued a secured convertible debenture in the principal amount of $65,000 (the "Convertible Debenture"). The Company paid $8,000 in fees to the lender to be treated as a debt discount and amortized over the loan term. The Convertible Debenture is due April 13, 2009 and accrues interest at an annual rate equal to eighteen percent (18%). The Convertible Debenture is convertible into shares of the Company's common stock at a price per share equal to the lesser of (i) $0.01 or (ii) an amount equal to sixty percent (60%) of the lowest closing bid price of the common stock for the ten
(10) trading days immediately preceding a conversion date. The Convertible Debenture is secured by a security interest in all of the assets of the Company pursuant to that certain Amended and Restated Security Agreement dated January 31, 2006 by and between the Company and YA Global.

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

      In December 2006, FASB Staff Position No. EITF 00-19-2, "Accounting for Registration Payment Arrangements," was issued. The FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5, "Accounting for Contingencies." Webelieves that its current accounting is consistent with the FSP. Accordingly, adoption of the FSP had no effect on our consolidated financial statements.

      In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115", under which entities will now be permitted to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis. This Statement is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS 157. We are currently assessing the impact, if any, the adoption of SFAS 159 will have on its consolidated financial statements.

Item 3 CONTROLS AND PROCEDURES.

Evaluation of disclosure controls and procedures

Our principal executive officer and principal financial officer evaluated our disclosure controls and procedures (as defined in rule 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-QSB (the Evaluation Date). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of the Evaluation Date, the disclosure controls and procedures in place were adequate to ensure that information required to be disclosed by us, including our consolidated subsidiaries, in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported on a timely basis in accordance with applicable rules and regulations. Although our principal executive officer and principal financial officer believe our existing disclosure controls and procedures are adequate to enable us to comply with our disclosure obligations, we intend to formalize and document the procedures already in place and establish a disclosure committee.

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

      On March 23, 2007, the Company and its wholly-owned subsidiary Trust Licensing, Inc., were each served with a lawsuit from Irrevocable Trust Agreement Number III. Irrevocable Trust Agreement III. The lawsuit was commenced in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida. The lawsuit relates to amounts claimed owed to Irrevocable Trust Agreement Number III in the approximate total principal amount of $500,000, and also seeks various interest, costs, and fees. The claimed amounts, which are in dispute, relate primarily to certain promissory notes and for the reimbursement of business expenses. As previously reported by the Company, during the time in which these claims arose, Leigh M. Rothschild was a Director of the Company and a beneficiary of Irrevocable Trust Agreement Number III. The case is scheduled for trial on November 26, 2007.

            The Company notes that, for purposes of fiscal conservatism, it has previously included portions of the claimed amounts as related party Notes Payable in its financial statements.

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds

      On May 15, 2007, in connection with the Securities Purchase Agreement by and between the Company and Cornell Capital Partners, the Company issued to Cornell Capital Partners a secured convertible debenture in the amount of $70,000.

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

      On August 10, 2007, Mr. Jeffrey Sass resigned as a director of the Company effective immediately.

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

                                              Connected Media Technologies, Inc.

                                              By: /s/ Isidro Gonzalez
                                              ----------------------------------
Dated: September 12, 2007                     Isidro Gonzalez
                                              President

                                              By: /s/ Mark Mayo
                                              ----------------------------------
Dated: September 12, 2007                     Mark Mayo
                                              Chief Financial Officer
                                              Chief Accounting Officer